Form 10QSB
period 1996-09-30
CADEMA CORP
filed 1996-11-14
CIK 318951

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

(Mark One)

   X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-------  Exchange Act of 1934

For the period ended September 30, 1996.

                                       or

         Transition Report Pursuant to Section 13 OR 15(d) of the Securities ------- Exchange Act of 1934


For the transition period from ________ to ________.


Commission File No. 0-9614

                               CADEMA CORPORATION
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                  88-0160741
------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer I.D. Number)
incorporation or organization)


c/o Number One Corporation 50 Washington Street. Norwalk CT 06854
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's telephone number, including area code: (203) 854-6711
                                                    --------------

(Former name, former address and former fiscal year, if changed since last report.) - N/A


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----


There were 10,905,549 shares of the Registrant's common stock outstanding as of October 25, 1996.

                               CADEMA CORPORATION
                                   FORM 10-QSB

                                      INDEX

PART 1.     FINANCIAL INFORMATION

            Item 1 - Financial Statements                                    3
              Balance Sheets - September 30, 1996 and
              December 31, 1995

            Statements of Operations - Nine months ended                     4
              September 30, 1996 and September 30, 1995

            Statements of Operations - Three months ended                    5
              September 30, 1996 and September 30, 1995

            Statements of Cash Flows - Nine months ended                     6
              September 31, 1996 and September 30, 1995

            Notes to Financial Statements                                    7

            Item 2 - Management's Discussion and Analysis of               8-9
              Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

            Signatures                                                      10

            Exhibit 27                                                      11


      The accompanying condensed financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations, financial position, and statements of cash flows for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.

      These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. Management believes that the disclosures are adequate to make the information presented herein not misleading.


                             CADEMA CORPORATION AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS

                                                   September 30, 1996   December 31,1995
                                                   ------------------   ----------------

                  ASSETS
                  ------
CURRENT ASSETS:

 Cash and cash equivalents                             $    61,798         $    13,177
 Trading securities (Cost 762,222 in                       702,000             511,125
  1996 and 661,047 in 1995) (Note 2)
 Accounts receivable, net                                   18,807              18,807
 Other current assets                                        1,056                 712
                                                       -----------         -----------

     TOTAL CURRENT ASSETS                                  783,661             543,821

NOTE RECEIVABLE (Note 3)                                   345,000             345,000
                                                       -----------         -----------

     TOTAL ASSETS                                      $ 1,128,661         $   888,821
                                                       ===========         ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:
 Accounts Payable                                               --                  --
 Accrued Liabilities                                            --              13,000
 Constract Deposits                                             --                  --
                                                       -----------         -----------
     TOTAL CURRENT LIABILITIES                                  --              13,000

Accrued dividends on preferred stock                       636,681             509,344
Minority Interest in Subsidiary (Note 3)                     7,296               7,296
                                                       -----------         -----------
     TOTAL LIABILITIES                                     643,977             529,640

Commitments and contingencies

STOCKHOLDERS' EQUITY
Series A 8% Cumulative Convertible Preferred
  Stock, par value $.01 per share; authorized
  5,000,000 shares; issued, 485,123 shares in
  1996 and 1995                                              4,851               4,851
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per share,
    authorized, 150,000 shares, none issued                     --                  --
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares; issued
  10,935,549 shares in 1996 and 1995                       109,356             109,356
Additional paid-in capital                               7,765,904           7,765,904
Accumulated deficit                                     (7,299,057)         (7,424,560)
Less: Treasury stock at cost
  Common shares                                            (75,000)            (75,000)
  Preferred shares                                         (21,370)            (21,370)
                                                       -----------         -----------

     TOTAL STOCKHOLDERS' EQUITY                            484,684             359,181
                                                       -----------         -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 1,128,661         $   888,821
                                                       ===========         ===========




       The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.



                             CADEMA CORPORATION AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                                       1996                 1995
                                                       ----                 ----

REVENUE (Note 2)                                      $   --              $  39,052
COST OF GOODS SOLD                                        --                 26,825
                                                      --------            ---------
      GROSS PROFIT                                        --                 12,227

OPERATING EXPENSES:
      General and administrative                        22,636               23,686
                                                      --------            ---------
            Total operating expenses                    22,636               23,686
                                                      --------            ---------
            Loss from operations                       (22,636)             (11,459)

OTHER INCOME (EXPENSE):
      Trading securities
      Transactions (Note 2)
        Realized gains (losses)                        184,410               40,246
        Change in unrealized losses                     89,700                7,385
      Interest income                                     --                   --
      Interest expense                                    --                   --
      Dividend income                                    1,365                1,232
      Other income                                        --                   --
      Minority Interest (Note 3)                          --                 (4,060)
                                                      --------            ---------
            Total other income (expense)               275,475               44,803
                                                      --------            ---------

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES             252,839               33,344

PROVISION FOR INCOME TAXES                                --                   --

NET INCOME (LOSS)                                      252,839               33,344

PREFERRED DIVIDENDS EARNED                             127,336              135,535
                                                      --------            ---------

NET INCOME (LOSS) APPLICABLE TO
      COMMON STOCK (Note 2)                           $125,503            $(102,191)
                                                      ========            =========

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING (Note 2)                          10,905,549           10,905,549

LOSS PER COMMON AND
      COMMON EQUIVALENT SHARE:
      Primary                                             $.01                $(.01)
                                                          ====                =====




           The accompanying notes to consolidated financial statements are an integral part of these statements



                       CADEMA CORPORATION AND SUBSIDIARY
                       ---------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30
                    ---------------------------------------

                                                     1996                    1995
                                                     ----                    ----

REVENUE (Note 2)                                   $      -                 $     -
COST OF GOODS SOLD                                        -                       -
                                                   --------                 -------
      GROSS PROFIT                                        -                       -

OPERATING EXPENSES:
      General and administrative                      5,925                   5,721
                                                   --------                 -------
            Total operating expenses                  5,925                   5,721
                                                   --------                 -------
            Loss from operations                     (5,925)                 (5,721)

OTHER INCOME (EXPENSE):
      Trading securities
      Transactions (Notes 2)
        Realized gains (losses)                      82,700                       -
        Change in unrealized losses                  49,600                  57,785
      Interest income                                     -                       -
      Interest expense                                    -                       -
      Dividend income                                   403                     210
      Other income                                        -                       -
      Minority Interest (Note 3)                          -                       -
                                                   --------                 -------
            Total other income (expense)            132,703                  57,995
                                                   --------                 -------
INCOME (LOSS) FROM OPERATIONS                       126,778                  52,274

PROVISION FOR INCOME TAXES                                -                       -
                                                   --------                 -------
NET INCOME (LOSS)                                   126,778                  52,274

PREFERRED DIVIDENDS EARNED                           42,445                  42,445
                                                   --------                 -------
NET INCOME (LOSS) APPLICABLE TO
      COMMON STOCK (Note 2)                        $ 84,333                 $(9,829)
                                                   ========                 =======
WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING (Note 2)                       10,905,549              10,905,549

LOSS PER COMMON AND COMMON EQUIVALENT SHARE:
      Primary                                         $.01                    $(.00)
                                                      ====                    =====



           The accompanying notes to consolidated financial statements are an integral part of these statements


                       CADEMA CORPORATION AND SUBSIDIARY
                       ---------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
              FOR THE NINE MONTHS IN THE PERIOD ENDED SEPTEMBER 30
              ----------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES                          1996               1995
                                                            ---------         ---------

Net income (loss) from continuing operations                $ 252,839         $  33,344
Adjustments to reconcile net income (loss) to
  net cash used in operating activities
    Loss (gain) on sale of trading securities                (184,410)          (40,246)
    Change in unrealized loss in value of
      trading securities                                      (89,700)           (7,385)
    (Increase) decrease in accounts receivable                     --             3,952
    Decrease (Increase) in other receivables and
      current assets                                             (344)             (219)
    Increase (Decrease) in accounts payable and
      accrued liabilities                                     (13,000)          (28,075)
    Increase (Decrease) in contract deposits                       --            (6,890)
    Increase in Minority Interest                                  --             4,060
                                                            ---------         ---------
        Net cash provided by (used in) continuing
        operating activities                                  (34,615)          (41,459)
                                                            ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                          (401,387)          (82,500)
  Proceeds from sale of marketable securities                 484,623           104,246
                                                            ---------         ---------
        Net cash provided by (used in) investing
         activities                                            83,236            21,746
                                                            ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Note Receivable                                      --           (11,610)
  Treasury Stock Purchase                                          --            (7,702)
                                                            ---------         ---------
        Net cash (used in)financing activities                     --           (19,312)
                                                            ---------         ---------

Net increase (decrease) in cash and cash equivalents           48,621           (39,025)
Cash and cash equivalents -  Beginning of period               13,177            49,177
                                                            ---------         ---------
Cash and cash equivalents - End of period                      61,798            10,152
                                                            =========         =========
SUPPLEMENTAL DISCLOSURES
  Interest Payments                                                --                --
  Income Tax Paid                                                  --                --
                                                            =========         =========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
  Preferred Stock Dividends Earned                            127,336           135,525
                                                            =========         =========



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
                               ------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       NINE MONTHS ENDED SEPTEMBER 30,1996
                       -----------------------------------

(1)   NATURE OF BUSINESS:
      -------------------

      The principal business of Cadema Corporation (the Company) is the financing and operating of business enterprises with the potential to generate profits and cash flow. As part of this strategy, the Company entered into a joint venture agreement with Global Environmental, Inc. in December 1993, this has resulted in the Company being the majority owner of an operating subsidiary, Global Environmental Offshore Company, which is engaged in providing design, assembly and project management services related to the construction of air pollution control systems in international markets. Currently The Company continues to explore possible acquisitions and mergers, as it has done in the past, seeking to enter into new operating businesses and to use the Company's liquid assets in connection therewith.

      While the principal business of the Company is the financing and operating of business enterprises with the potential to generate profits and cash flow, it still intends to invest in and sell marketable securities as outlined in a plan approved by stockholders in 1988. The Company intends to continue to invest in marketable securities, including but not limited to stocks, bonds, options and warrants. The Company now holds and currently expects to invest primarily in the stock of smaller, lesser known and often more speculative companies, which while entailing above-average risk, offer the potential of above-average reward.

      There are significant risk factors affecting the Company, including potential operating losses it may incur from operating ventures, the volatility of market values of its investment securities portfolio, and the possible need for additional capital. These and other factors may adversely affect the Company's future operations.

(2)   SIGNIFICANT ACCOUNTING POLICIES:
      --------------------------------

      Cash and cash equivalents
      -------------------------

      For purposes of the Statements of Cash Flows, the Company considers its short-term investments which have a maturity of three (3) months or less to be cash equivalents.

      Revenues
      --------

      Revenues are the result of contract revenues recognized utilizing the percentage of completion method of accounting. Contract revenues are the total of contract costs, which include all direct material and labor costs and those indirect costs related to contract performance, and provisions for estimated gain or loss on the contracts.

      --------------------------------

      Trading Securities
      ------------------

      The Company has adopted Statement of Financial Accounting Standards (SFAS) ("Statement") No. 115, "Accounting for certain Investments in Debt and Equity Securities." The Company's adoption of the Statement requires its marketable securities to be classified as "trading" and accounted for at fair market value, with unrealized gains and losses reported as a component of net income.

      Net Income (Loss) Per Common Share
      ----------------------------------

      Net income (loss) per common share is based upon net income less preferred stock dividends. The dilutive effect of convertible preferred stock series have been included in the per share calculations.

(3)   JOINT VENTURE
      -------------

      On December 31, 1993 the Company entered into a Joint Venture Agreement with Global Environmental, Inc., a New York corporation, to create the Joint Venture entity Global Environmental Offshore Company. The Joint Venture Company engages in contracting for the design and installation of Air Pollution Control equipment and facilities in areas located outside the United States. Under the terms of the Joint Venture Agreement, the Company contributed $350,000 (paid on January 11, 1994) and received 51% control of the Joint Venture.

      The financial statements of the Joint Venture are consolidated with the Company's results in the statements of this report. The portion of the Joint Venture's income that is not applicable to the Company is recorded as Minority Interest on the Statement of Operations. That income along with the Global Environment Inc.'s capital contribution to the Joint Venture is recorded under the caption "Minority Interest in Subsidiary" on the Balance Sheet

      Notes issued by Global Environment Inc. to the Joint Venture are carried on the Balance Sheet as Notes Receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The principal business of Cadema Corporation (the Company) is the financing and operating of business enterprises with the potential to generate profits and cash flow. Currently the Company's sole operating subsidiary, Global Environmental Offshore Company, engages in contracting for the design and installation of Air Pollution Control equipment and facilities for international markets. The Company continues to explore possible acquisitions and mergers as it has done in the past, seeking to enter into new operating situations with it can utilize its liquid assets.

      While the principal business of the Company is the financing and operating of business enterprises with the potential to generate profits and cash flow, it still intends to invest in and sell marketable securities as outlined in a plan approved by stockholders in 1988.

      RESULTS OF OPERATIONS

      There were no revenues in the first nine months of 1996, as the Company's operating subsidiary Global Environmental Offshore Company had no revenue activity. In 1995, the operating activity of Global Environment Offshore Company produced revenues of 39,052 in the same period.

      Operating expenses for the first nine months of 1996 were $22,636 and represented administrative expenses of the parent Company. These expenses compared favorably to 1995 operating expense of $23,686 which included operating expenses of the operating subsidiary. For the three months ended September 30, 1996 operating expenses of $5,825 were also similar to the same period 1995 expenses of $5,721.

      Other income in this third quarter totaled a gain of $132,703 as compared to a 1995 gain of $57,995. This contrast is due to larger gains recognized on the sale of stock during 1996. For the first nine months of 1996, other income of $275,475 exceeded the same period 1995 income of $44,803 due to better results from the Company's marketable securities portfolio.

      The net income applicable to common stock for the third quarter, after an accrual for a Preferred Stock dividend, was $84,333 or $.01 per share. For the same quarter of the prior year, poorer performance by the Company's securities portfolio caused a loss of $9,829 or $.00 per share to be recognized. For the first nine months of 1996, the company recognized net income of $125,503 as compared to a 1995 first nine months loss of $102,191; the more favorable performance of the Company's securities portfolio in 1996 more the offset the lack of revenues from its operating subsidiary.

      LIQUIDITY AND CAPITAL RESOURCES


      Liquidity and working capital increased by $252,840 to $783,661 in the first half of 1996 due primarily to the performance of the Company's marketable securities portfolio.

      The Company believes it has sufficient working capital to meet its liquidity needs over the next twelve months.



PART II
-------

Items 1 thru 5:   Not Applicable
---------------

Item 6:           Exhibits - Exhibit 27 Financial Data Schedule
-------


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CADEMA CORPORATION


Dated:  November 1, 1996       By: /s/ Roger D. Bensen
                                   -------------------------------------
                                   ROGER D. BENSEN
                                   Chairman of the Board and
                                   Chief Executive Officer