Form 10KSB40
period 1996-12-31
CADEMA CORP
filed 1997-03-31
CIK 318951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996.

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ------- ACT OF 1934
         For the transition period from ________ to ________.

         Commission File No. 0-9614

                               CADEMA CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            DELAWARE                                  88-0160741
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

        c/o Number One Corporation
    50 Washington Street, Norwalk CT                      06854
(Address of Principal Executive Offices)                (Zip Code)

Issuer's telephone number, including area code:  (203)  854-6711

Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:
            (Title of class) Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

State issuer's revenues for its most recent fiscal year $0. As of February 28, 1997, the aggregate market value of common stock held by non-affiliates of the registrant, based on the average of the bid and asked prices of such stock as reported by the National Association of Securities Dealers, Inc. on such date, was approximately $109,055.

There were 10,905,549 shares of the Registrant's common stock outstanding as of February 28, 1997.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check one):
Yes              No     X
    -----------     ----------

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

      Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and other factors affecting the Company's revenues and operations and other factors discussed in the Company's various filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT

      Cadema Corporation (the "Company") finances and operates business enterprises that have the potential to generate profits and positive cash flow.

      The predecessor of the Company (Nevada Resources, Inc.) was incorporated in Nevada in 1980, at which time it acquired certain mining equipment and interests in undeveloped mining properties. The Company has been publicly held since 1980. In 1985, the Company decided to diversify its operations and, in September 1986, effected a merger with Cadema, Inc., a privately held company. Although the Company originally was engaged in mineral exploration, the 1986 acquisition of Cadema, Inc. changed the Company's primary business to the commercialization of medical technology. All mining interests have been sold or have been allowed to lapse. The Company was re-incorporated in Delaware in December 1986 and changed its name to Cadema Corporation.

      From 1986 until July 1992, the Company's business had been the sale of medical products cleared by the Food and Drug Administration ("FDA") and the development of new products for which FDA clearance was sought. In 1987, the Company raised approximately $3,900,000 in net proceeds through the public sale of preferred stock to finance these operations. The Company left the medical products business with the sale of its medical product lines in 1990 and 1992.

      On July 15, 1992, the Company acquired SuperCads, Inc. (known by its business name of "Cognition") and its primary business changed to computer software products. Cognition was sold in May 1993, and with this sale the Company no longer engaged in the computer software business.

      On December 31, 1993 the Company entered into a Joint Venture Agreement with Global Environmental Corp. which created Global Environmental Offshore Company ("Global") which engages in contracting for the design and installation of air pollution control equipment and facilities in areas located outside the United States. Global provides design, assembly and project management services related to the construction of air pollution control systems. Cadema owns 51% of Global.

      Unless the context otherwise indicates, all references herein to Cadema or the Company include Cadema Corporation and its subsidiary and predecessors.

      The Company is still exploring other possible acquisitions and mergers, as it has done in the past, seeking to enter into new operating businesses and to use the Company's liquid assets in connection therewith.

      The Company has also used available cash to purchase, hold and dispose of equity interests in various high technology companies as outlined in a plan approved by stockholders in 1988. Securities transactions in 1996 netted a gain of $ 245,681. The Company intends to continue to invest in trading securities, including but not limited to stocks, bonds, options and warrants. The Company previously invested, and expects in the future to invest, primarily in stocks of smaller, lesser known and often more speculative companies, which while entailing above average risk, offer the potential of above average return on investment.

NUMBER OF EMPLOYEES

      The Company's Chief Executive Officer and President, Mr. Roger D. Bensen, was the sole employee as of December 31, 1996 and was not compensated for serving in such capacity.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company does not currently own or lease any real property.

ITEM 3. LEGAL PROCEEDINGS

      No material legal proceedings are pending to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no meetings of stockholders during the fourth quarter of 1996 nor were any matters submitted for vote.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock ("Common Stock")and the Series A 8% Cumulative Convertible Preferred Stock ("Preferred Stock")of the Company trade on the Nasdaq Bulletin Board under the symbols CDMA and CDMAP, respectively. Effective May 25, 1993 these shares commenced trading on the Nasdaq Bulletin Board System. Previously these shares had traded on the Nasdaq Small Cap Market but were removed from this market due to failure to meet administrative requirements. The following Table sets forth, for the respective periods indicated, the prices of the Common Stock and Preferred Stock in the over-the-counter market, based upon inter-dealer high and low bid prices, without retail mark-up, mark-down, commissions or adjustments (and may not represent actual transactions), as reported and summarized by the National Association of Securities Dealers Automated Quotation Service.

                            Common                           Preferred
                            ------                           ---------
                        High        Low                  High          Low
                        ---------------                  ------------------
4th Quarter 1996        $.02       $.01                  $7/16       $11/32
3rd Quarter 1996        $.02       $.01                  $6/16       $10/32
2nd Quarter 1996        $.03       $.01                  $6/16       $10/32
1st Quarter 1996        $.02       $.01                  $6/16       $ 5/16

4th Quarter 1995        $.03       $.01                  $5/16       $  1/8
3rd Quarter 1995         .03        .01                    1/4          1/8
2nd Quarter 1995         .04        .02                    1/4          1/8
1st Quarter 1995         .05        .02                    1/4          1/8

      The approximate number of stockholders of record of the Company's Common Stock and Preferred Stock as of February 28, 1997, were 1,027 and 312 respectively, as set forth on the books of the transfer agent/registrar of the Company. The Company believes that a substantial number of additional stockholders hold their shares in nominee name.

DIVIDENDS

      The Company has not paid any dividends on its Common Stock since inception and plans to retain any earnings for the future development of its business. Future dividends on the Common Stock, if any, will be dependent upon the Company's earnings, financial condition, and other relevant factors as determined by its Board of Directors. Annual cumulative dividends of $0.40 per share of Preferred Stock are payable semi-annually in cash or common stock unless they are deferred by the Board of Directors. The dividends that were payable during 1993 through 1996 were deferred and have accumulated for possible payment at a later date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company's primary focus in 1996 was its joint venture, Global Environmental Offshore Company. Global was set up to provide pollution control services for international customers.

      The Company continues in its principal business of seeking and financing business enterprises with the potential to generate profits and positive cash flow. The Company's previous entry into the pollution control business is part of this strategy.

      The Company intends to continue using its available funds to purchase, invest in and sell securities as outlined in a plan approved by stockholders in 1988.

      In the near future, the Company will need to restructure its joint venture, Global Environmental Offshore Company. During 1996, Global Environmental Corp., the other party to the joint venture, disposed of one of its subsidiaries which produced products of the type the joint venture was intending to sell internationally. Therefore, the Company is currently reevaluating its joint venture's status and plans. In connection with the formation of the joint venture, the joint venture loaned $345,000 to Global Environmental Corp., which was due to be repaid on December 31, 1996. Global Environment Corp. does not presently have available funds to make such a repayment. Global Environmental Corp. has offered to exchange its stock for the note. The Company has established a 50% reserve against the carrying value of the aforementioned note in recognition of the potential costs involved in liquidating any noncash settlement of this investment. Negotiations are continuing, to resolve this issue.

      During 1996, Cadema reviewed several potential acquisitions, as it continues to move toward its goal to become a larger company. All negotiations failed, however, because of a continuing problem with the existence of the Company's Preferred Stock. Originally issued 10 years ago, the Preferred Stock initially paid dividends in cash, and then paid them in shares of Common Stock, as provided for in its certificate of Designation for the Preferred Stock. This practice was continued for many years until Cadema's liquidity was impaired by the losses brought on by the Cognition acquisition and its subsequent disposal. Over the past several years, Preferred Stock dividends have been accrued rather than paid, because the Company has been unable to pay dividends.

      Management believes that investors understand the practical limitation on payment of dividends by a company the size of Cadema. If the Company were to issue more shares of Common Stock, in lieu of a cash dividend, at the past year's price of $.01, stockholders would be substantially diluted. Management is reviewing this situation.

      In Cadema's case, all stockholders have a common interest in the value of the Common Stock. Even people who only purchased the Preferred Stock now have Common Stock because of dividends they received in Common Stock. Management is working toward a solution for this Preferred Stock problem.

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

      In 1996, Global had no activity, hence operating results present the administrative expenses and marketable securities activity of Cadema Corporation.

Revenues

   Global generated no orders in 1996 and so revenues were $0 as compared to $33,687 in 1995. The managing partner of Global, Global Environmental Corp., was reorganized in 1996 and disposed of the subsidiary that produced the products the joint venture sold resulting in the lack of revenues for 1996. The joint venture continues to seek additional contracts.

Operating Expenses

   General and administrative expenses were $44,933 in 1996, representing expenses related to maintaining the Company and were up slightly from 1995's expenses of $44,759 which were also primarily for maintaining the Company but included some expenses of the joint venture.

   As referred to above, the Company recorded a reserve of 50% of the note receivable from the joint venture. The Company also wrote off a receivable of approximately $18,800 from the joint venture. The total of these amounts, $191,099, has been included in "Loss from operations" in the accompanying Statement of Operations.

Trading Securities Transactions

   Trading securities investment activity generated a realized gain of $184,410 in 1996 compared to a realized loss of $208,814 in 1995. The securities portfolio also generated an unrealized gain of $61,271 in 1996, compared to the 1995 unrealized gain of $363,353. The performance of individual stocks comprising the trading securities holdings are the cause of these results.

FISCAL 1995 COMPARED TO FISCAL 1994

      1995 operating results represent the operations of Global and the general and administrative expenses and marketable securities activity of Cadema Corporation.

Revenues

   Revenues of $33,687 were produced by Global and were below the 1994 revenues of $134,867 due to lower contract activity.

Operating Expenses

   General and administrative expenses in 1995 were $44,759, down from the 1994 total of $70,560. The decrease was due to lower expenses on the part of both Cadema and its joint venture caused by lower contract activity.

Trading Securities Transactions

      Trading securities investment activity generated a realized loss of $208,814 in 1995 compared to a gain of $13,428 in 1994. The securities portfolio also generated an unrealized gain of $363,353 in 1995 compared to an unrealized loss of $162,957 in 1994. The performance of individual stocks comprising the trading securities holdings are the cause of these results.


LIQUIDITY AND CAPITAL RESOURCES

      Working capital was $714,652 at the end of 1996, up from $530,821 in 1995. Management believes this resource is sufficient for funding the Company's anticipated needs in 1997.

SELECTED FINANCIAL DATA

                                            Years Ended December 31,
                                            ------------------------
Operating Data:                      1996             1995             1994
-----------------------------------------------------------------------------
Revenue                                  --     $     33,687     $    134,867
Cost of Goods Sold                       --           26,667          111,930
Operating Expenses             $    236,032           44,759           70,560
Other Income (Expense)              247,612          154,358         (151,033)
Income (Loss) Before Income
 Taxes                               11,580          116,619         (198,656)
Provision for Income
 Taxes                                   --               --               --
Preferred Dividends Earned         (169,781)        (177,981)        (186,181)
Net Loss
 Applicable to Common Stock        (158,201)         (61,362)        (384,837)
Net Income (Loss) per Share            (.01)            (.01)            (.04)
Weighted Average Shares
  Outstanding                    10,905,549       10,905,549       10,905,549

Balance Sheet Data:

Working Capital                $    714,652     $    530,821     $    420,212
Total Assets                        900,402          888,821          800,177
Total Current Liabilities            13,000           13,000           34,965
Stockholders' Equity                200,980          359,181          387,245

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Incorporated herein by reference are the Consolidated Financial Statements and Schedules of the Company and its Subsidiary filed with and made as part of this report. (Also see Item 13 of this Report.)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The Directors and Executive Officers of the Company are as follows:

                                                           Director or
                                                             Officer
      Name         Age             Position                   Since
----------------------------------------------------------------------
Roger D. Bensen     61    Chairman of the Board, Chief         1983
                          Executive Officer and
                          President/Director

Richard B. Ames     58    Director                             1985

      All directors and officers of Cadema serve for a term of one year and until their respective successors are duly elected and qualified. There are no family relationships among any officers and directors.

      Roger D. Bensen has been Chairman of the Board of Directors of Cadema since February 12, 1983. He is Chief Executive Officer of Cadema and was President of the Company from September 1990 until July 1992 and became President again in May 1993 until present. Mr. Bensen has been President of the Number One Corporation, a privately held financial consulting firm based in Norwalk, Connecticut, for 25 years. He is also the President of Roundel Petroleum Exploration Company, Inc., a privately held company that is engaged in the exploration and production of oil and gas. Mr. Bensen devotes such time as is necessary to perform his duties as an officer and director of Cadema.

      Richard B. Ames became a director of Cadema in February 1985. Mr. Ames is President of Ames and Associates, an independent investment consulting company in Eureka, California. From 1981 until the formation of his present company, Mr. Ames was Associate Vice President for Dean Witter Reynolds, Inc., a member of the New York Stock Exchange, at their Eureka office.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      All necessary reports required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 have been filed on a timely basis . In making these statements, the Company has relied on representations of its incumbent directors and officers (and its ten percent holders) and copies of the reports that they have filed with the Securities and Exchange Commission.

ITEM 10.  EXECUTIVE COMPENSATION

      Roger D. Bensen received no salary or compensation in the last three fiscal years. No officer received compensation of more than $100,000 in any of the last three fiscal years.

STOCK OPTION PLANS:

1986 Plan

      In November 1986, the Board of Directors of the Company adopted the Company's 1986 Stock Option Plan (the "1986 Plan") and the plan was approved by the Company's stockholders on December 15, 1986. Options intended to qualify as incentive stock options and nonqualified options may be granted under the 1986 Plan. The aggregate number of shares which may be issued under the 1986 Plan may not exceed 600,000 shares of Common Stock. The purpose of the 1986 Plan is to provide eligible employees, officers and directors of the Company with an opportunity to acquire or increase their equity interest in the Company, and thereby to induce them to remain in the Company's service. In 1995, 1994 and 1993, no options were granted and no options expired. As of December 31, 1996, no options were outstanding and options covering 600,000 shares of Common Stock were available under the 1986 Plan.

OTHER STOCK OPTIONS

      In 1996, 1995, and 1994 no options were granted, exercised or terminated. In 1996, 250,000 options expired. As of December 31, 1996 there were no options outstanding.

OTHER EXECUTIVE PLANS

      The Company has no long term incentive or pension plans.

COMPENSATION OF DIRECTORS

      In fiscal years 1996, 1995 and 1994, the directors did not receive compensation for their services. Currently there are no standard arrangements for the compensation of directors for their services.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following Table sets forth information as of the most March 16, 1997, regarding the voting securities of the Company owned by each person who owns of record, or is known by the Company to own beneficially, more than five percent of any class of voting securities and by each director of the Company and all directors and officers of the Company as a group. None of the directors or officers are holders of record of Preferred Stock.

Title              Name and Address        Amount and Nature of    Percent of    Percent of
of Class          of Beneficial Owner      Beneficial Ownership       Class        Voting
                                                                       (1)          Stock
-------------------------------------------------------------------------------------------
Common       Roger D. Bensen               2,620,352 shares(2)(3)     23.6           22.5
             50 Washington Street
             Norwalk, CT 06854

Common       Richard B. Ames                  87,406 shares(4)          .8             .7
             730 7th Street
             Eureka, CA 95501

Common       All Directors and Officers    2,707,758 shares           24.4           23.3
             as a Group (2 Persons)

Preferred    Anne W. Bensen                   30,000 shares(5)(6)      6.2             --
             69 Dandy Drive
             Cos Cob, CT 06807

      (1) Shares of Common Stock which a person has the right to acquire within 60 days after March 31, 1997 are deemed to be outstanding in calculating the percentage ownership of the person, but are not deemed to be outstanding as to any other person.

      (2) Includes shares owned of record by Roundel Petroleum Exploration Company, Inc., (which is a privately held company controlled by Mr. Bensen). Also includes warrants currently exercisable by Roundel Petroleum Exploration Company, Inc. to purchase 180,000 shares of Common Stock.

      (3) Includes 140,352 shares of Common Stock held by Anne Bensen, Mr. Bensen's wife, as to which Mr. Bensen disclaims beneficial ownership and as to which he has no voting or investment powers. Does not include a total of 30,000 shares of Preferred Stock held by Mr. Bensen's wife as to which he disclaims beneficial ownership and as to which he has no voting or investment powers.

      (4) Includes warrants currently exercisable by Mr. Ames to purchase 1,000 shares of Common Stock. Includes 13,713 shares of Common Stock held by Mr. Ames' wife, as to which Mr. Ames disclaims beneficial ownership and as to which he has no voting or investment powers.

      (5) The Preferred Stock is the Series A 8% Cumulative Convertible Preferred Stock, which has one vote per share, voting together with the Common Stock, and is currently convertible into 1.79 shares of Common Stock for each share of Preferred Stock.

      (6) Does not include 2,300,000 shares of Common Stock held by Roger D. Bensen, Mrs. Bensen's husband, as to which Mrs. Bensen disclaims beneficial ownership and as to which she has no voting or investment powers. Mrs. Bensen also owns 140,352 shares of common stock.

      Anne W. Bensen is the wife of Roger D. Bensen.

      By virtue of his ownership of shares of Common Stock and his service as Chief Executive Officer and a Director, Mr. Bensen controls the management and affairs of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Although Mr. Bensen does not receive compensation for his services to the Company, he may receive compensation in the future as determined by the Board of Directors.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A.    FINANCIAL STATEMENTS.

      Incorporated herein by reference are Consolidated Financial Statements and Schedules of the Company and its Subsidiary filed with and made a part of this report

B.    EXHIBITS

    Exhibit Number                           Description
--------------------------------------------------------------------------------
         3.1          Certificate of Incorporation, as amended (2)
         3.2          Bylaws of the Company (1)
         3.3          Form of Certificate of Designation of Series A
                      Preferred Stock (2)
         3.4          Form of Certificate of Designation of Series B
                      Preferred Stock (2)
        10.1          1986 Stock Option Plan (1)
        10.2          Form of Indemnity Agreement (2)
        10.3          Stock Purchase Agreement SuperCads, Inc., dated as of
                      July 15, 1992. (3)
        10.4          Securities Exchange Agreement dated as of May 27, 1993 (4)
        10.5 Global Environmental Offshore Company Joint Venture Agreement dated as of December 31, 1993 (5)
        21.0          Subsidiary of Registrant (2)
        27.0          Financial Data Schedule

(1) Filed as Exhibits to the Company's Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.

(2) Filed as Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-14459) declared effective July 20, 1987 and incorporated herein by reference.

(3) Filed as Exhibit to the Company's Form 8-K dated July 15, 1992 and incorporated herein by reference.

(4) Filed as Exhibit to the Company's Form 8-K dated May 28, 1993 and incorporated herein by reference.

(5) Filed as Exhibit to the Company's From 10-K dated December 31, 1995 and incorporated herein by reference.

REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1996.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                               CADEMA CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Page
                                                                 ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                          F-2

FINANCIAL STATEMENTS:

Consolidated Balance Sheets - December 31, 1996 and 1995          F-3

Consolidated Statements of Operations for Each of the
      Three Years in the Period Ended December 31, 1996           F-4

Consolidated Statements of Changes in Stockholders'
      Equity for Each of the Three Years in the Period
      Ended December 31, 1996                                     F-5

Consolidated Statements of Cash Flows for Each of the
      Three Years in the Period Ended December 31, 1996           F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-7 to F-14


Schedules not listed above are omitted since they are either not applicable or the required information is presented in the financial statements or related notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
Cadema Corporation
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of Cadema Corporation and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cadema Corporation and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, The Company changed its method of accounting for investments as of January 1, 1994.



                                               /s/ Rudolph, Palitz LLP

Plymouth Meeting, PA
March 20, 1997

                        CADEMA CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                  ASSETS                    December 31,1996    December 31,1995
                                            ----------------    ----------------
CURRENT ASSETS:

 Cash and cash equivalents                     $     7,317        $    13,177
 Trading securities (Cost $808,219 in              719,567            511,125
 1996 and $661,047 in 1995)
  (Notes 2 and 4)
 Accounts receivable                                    --             18,807
 Other current assets                                  768                712
                                               -----------        -----------
     TOTAL CURRENT ASSETS                          727,652            543,821

 NOTE RECEIVABLE less allowance for bad
   debt of $172,250 in 1996 and -0- in
   1995                                            172,750            345,000
                                               -----------        -----------
     TOTAL ASSETS                              $   900,402        $   888,821
                                               ===========        ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

 Accounts Payable                              $        --        $        --
 Accrued liabilities                                13,000             13,000
 Contract Deposits                                      --                 --
                                               -----------        -----------
     TOTAL CURRENT LIABILITIES                      13,000             13,000

Accrued dividends on preferred stock               679,126            509,344
Minority Interest in Subsidiary (Note 3)             7,296              7,296
                                               -----------        -----------
     TOTAL LIABILITIES                             699,422            529,640
                                               -----------        -----------
STOCKHOLDERS' EQUITY (Note 6)
Series A 8% Cumulative Convertible
  Preferred Stock, par value $.01 per                4,851              4,851
  share authorized 5,000,000 shares;
  issued 485,123 shares in 1996 and 1995
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per                  --                 --
  share, authorized, 150,000 shares,
  none issued
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares, issued             109,356            109,356
  10,935,549 shares in 1996 and 1995
Additional paid-in capital                       7,765,904          7,765,904
Accumulated deficit                             (7,582,761)        (7,424,560)
Less:  Treasury stock at cost
   Common shares                                   (75,000)           (75,000)
   Preferred shares                                (21,370)           (21,370)
                                               -----------        -----------
     TOTAL STOCKHOLDERS' EQUITY                    200,980            359,181
                                               -----------        -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                     $   900,402        $   888,821
                                               ===========        ===========

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

                                                1996             1995             1994
                                            ------------     ------------     ------------
REVENUE (Notes 1 and 2)                               --     $     33,687     $    134,867
COST OF GOODS SOLD                                    --           26,667          111,930
                                            ------------     ------------     ------------
      GROSS PROFIT                                    --            7,020           22,937

OPERATING EXPENSES:  (Notes 1 and 2)
      General and administrative                  44,933           44,759           70,560
      Loss on Joint Venture (Note 3)             191,099               --               --
                                            ------------     ------------     ------------
            Total operating expenses             236,032           44,759           70,560
                                            ------------     ------------     ------------
            Loss from operations                (236,032)         (37,739)         (47,623)

OTHER INCOME (EXPENSE):
      Trading Securities Transactions
      (Notes 2 and 4)
        Realized gains (losses)                  184,410         (208,814)          13,428
        Unrealized gains (losses)                 61,271          363,353         (162,957)
      Interest income                                 --            1,010              255
      Dividend income                              1,931              500            2,719
      Other income (loss)                             --               --              127
      Minority Interest (Note 3)                      --           (1,691)          (4,605)
                                            ------------     ------------     ------------
            Total other income (expense)         247,612          154,358         (151,033)
                                            ------------     ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES                 11,580          116,619         (198,656)

PROVISION FOR INCOME TAXES (Note 5)                   --               --               --
                                            ------------     ------------     ------------
NET INCOME (LOSS) (Note 5)                        11,580          116,619         (198,656)

PREFERRED DIVIDENDS EARNED (NOTE 6)             (169,781)        (177,981)        (186,181)
                                            ------------     ------------     ------------
NET LOSS APPLICABLE TO
      COMMON STOCK (Note 2)                 $   (158,201)    $    (61,362)    $   (384,837)
                                            ============     ============     ============
WEIGHTED AVERAGE COMMON SHARES                10,905,549       10,905,549       10,905,549
                                            ============     ============     ============
      OUTSTANDING (Note 2)

LOSS PER COMMON AND
      COMMON EQUIVALENT SHARE:
      Primary                               $      (0.01)    $      (0.01)    $      (0.04)
                                            ============     ============     ============

             The accompanying notes to the consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

                                Preferred Stock         Common Stock
                                ---------------         ------------
                               Number                Number                  Additional                    Treasury      Total
                                 of                    of                     Paid-in      Accumulated      Stock,    Stockholders'
                               Shares    Amount      Shares       Amount      capital        Deficit        at Cost      Equity
                              -------    ------    ----------    --------    ----------    -----------     --------   -------------
BALANCE, December 31, 1993    485,123     4,851    10,935,549     109,356     7,724,904     (6,978,361)     (88,668)      772,082
                              -------    ------    ----------    --------    ----------    -----------     --------     ---------
Preferred dividend accrued         --        --            --          --            --       (186,181)          --      (186,181)
Net loss - 1994                    --        --            --          --            --       (198,656)          --      (198,656)
                              -------    ------    ----------    --------    ----------    -----------     --------     ---------
BALANCE, December 31, 1994    485,123     4,851    10,935,549     109,356     7,724,904     (7,363,198)     (88,668)      387,245
                              -------    ------    ----------    --------    ----------    -----------     --------     ---------
Purchase of Series A
  Preferred Stock (Note 6)         --        --            --          --            --             --       (7,702)       (7,702)
Reversal of Accrued
  Preferred Stock dividends        --        --            --          --        41,000             --           --        41,000
Preferred dividend accrued         --        --            --          --            --       (177,981)          --      (177,981)
Net Income - 1995                  --        --            --          --            --        116,619           --       116,619
                              -------    ------    ----------    --------    ----------    -----------     --------     ---------
BALANCE, December 31, 1995    485,123    $4,851    10,935,549    $109,356    $7,765,904    $(7,424,560)    ($96,370)    $ 359,181
                              -------    ------    ----------    --------    ----------    -----------     --------     ---------
Preferred dividend accrued         --        --            --          --            --       (169,781)          --      (169,781)
Net Income - 1996                  --        --            --          --            --         11,580           --        11,580
                              -------    ------    ----------    --------    ----------    -----------     --------     ---------
BALANCE, December 31, 1996    485,123    $4,851    10,935,549    $109,356    $7,765,904    ($7,582,761)    ($96,370)    $ 200,980
                              =======    ======    ==========    ========    ==========    ===========     ========     =========

         The accompanying notes to the consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES                  1996          1995           1994
                                                   ---------     ---------     -----------
Net income (loss) from operations                  $  11,580     $ 116,619     $  (198,656)
Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities
Provision for uncollectable note receivable          172,250            --              --
Write-off of uncollectable accounts receivable        18,807            --              --
   Realized loss (gain) on sale of trading
    securities                                      (184,410)      208,814         (13,428)
   Unrealized loss (gain) in value
    of trading securities                            (61,271)     (363,353)        162,957
   (Increase) decrease in accounts receivable             --        (2,986)        (15,820)
   Decrease (Increase) in other receivables and
    current assets                                       (56)           48         707,372
  Elimination of joint venture investment                 --            --         350,000
   (Decrease) increase in accounts payable and
    accrued liabilities                                   --       (15,075)         13,075
  Increase (decrease) in contract deposits                --        (6,890)          6,890
  Increase in Minority Interest                           --         1,691           5,605
                                                   ---------     ---------     -----------
      Net cash provided by (used in) continuing
       operating activities                          (43,100)      (61,132)      1,017,995
                                                   ---------     ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                 (447,383)     (213,722)       (916,165)
  Proceeds from sale of marketable                   484,623       246,556         550,088
securities
  Investment in Joint Venture                             --            --        (350,000)
                                                   ---------     ---------     -----------
      Net cash provided by (used in) investing
       activities                                     37,240        32,834        (716,077)
                                                   ---------     ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Note Receivable                             --            --        (345,000)
  Treasury Stock Purchase                                 --        (7,702)             --
                                                   ---------     ---------     -----------
      Net cash (used in)
       financing activities                               --        (7,702)       (345,000)
                                                   ---------     ---------     -----------
Net increase (decrease) in cash and
  cash equivalents                                    (5,860)      (36,000)        (43,082)
Cash and cash equivalents -
  Beginning of Year                                   13,177        49,177          92,259
                                                   ---------     ---------     -----------
Cash and cash equivalents -
  End of Year                                      $   7,317     $  13,177     $    49,177
                                                   =========     =========     ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Preferred Stock Dividends Earned                 $ 169,781     $ 177,981     $   186,181
                                                   =========     =========     ===========
Reversal of Accrued Preferred Stock Dividends
   applicable to treasury stock purchase
  (Note 6)                                         $      --     $  41,000              --
                                                   =========     =========     ===========

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

(1)   NATURE OF BUSINESS AND CURRENT OPERATING ENVIRONMENT:

      The principal business of Cadema Corporation (the "Company") is the financing and operating of business enterprises with the potential to generate profits and cash flow. Currently the Company is exploring possible acquisitions and mergers throughout the United States and abroad, as it has done in the past, seeking to enter into new operating businesses and to use the Company's liquid assets in connection therewith. As part of this strategy, the Company entered into a joint venture agreement with Global Environmental, Inc. in December 1993. In 1995, 100% of the Company's revenues were generated from the operations of the joint venture (Note 3). The Company did not generate any revenues from operations in 1996, and is currently pursuing additional contracts.

      While the principal business of the Company is the financing and operating of business enterprises with the potential to generate profits and cash flow, it still intends to invest in and sell marketable securities as outlined in a plan approved by stockholders in 1988.

      The Company intends to continue to invest in trading securities, including but not limited to stocks, bonds, options and warrants.

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

(2)   SIGNIFICANT ACCOUNTING POLICIES

      Cash and cash equivalents

      For purposes of the Consolidated Balance Sheet and Statements of Cash Flows, the Company considers its short-term investments purchased with a maturity of three (3) months or less to be cash equivalents.

      Revenues

            Revenues are the result of contract revenues recognized utilizing the percentage of completion method of accounting. Contract revenues are the total of contract costs, which include all direct material and labor costs and those indirect costs related to contract performance, and provisions for estimated gain or loss on the contracts. The provisions for estimated gain or loss on the contracts are adjusted during the period in which the Company first becomes aware of the need for a change.

            Total estimated costs are periodically revised, if necessary, to reflect changes to the original contracts and changes to total estimated contract costs based on deviations of actual cost to date from original estimates and anticipated future deviations from such original estimates. Selling, General and Administrative costs are charged to expense as incurred.

      Trading Securities

      Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards (SFAS) ("Statement") No. 115, "Accounting for certain Investments in Debt and Equity Securities." The Company's adoption of the Statement requires its marketable securities to be classified as "trading" and accounted for at fair market value, with unrealized gains and losses reported as a component of net income (loss).

      Realized gains and losses are determined on a first-in, first-out basis.

      Net Income (Loss) Per Common Share

      Net income (loss) per common share is based upon net income less preferred stock dividends earned and is calculated using the weighted average number of shares of common stock outstanding during the period. All convertible preferred stock series, options and warrants outstanding presently have an anti-dilutive effect and, accordingly, have been excluded from these calculations.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

      Recently Issued Accounting Standards

      In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," ("Statement") which provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and the Company's stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees" (APB No. 25). FASB encourages entities to adopt the fair value-based method but does not require adoption of this method. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. The Company is continuing its current accounting policy and has adopted the "disclosure only" provisions of SFAS No. 123. SFAS No. 123 had no impact on the Company's financial position or results of operations for 1996.

      In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" ( the "Statement") which specifies new computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, SFAS No. 128 is not expected to have a material effect on the Company's computation and presentation of earnings per share,

(3)   JOINT VENTURE:

      On December 31, 1993 the Company entered into a Joint Venture Agreement with Global Environmental, Corp., a New York corporation, to create the Joint Venture entity Global Environmental Offshore Company ("Global" or "Joint Venture"). The Joint Venture Company engages in contracting for the design and installation of Air Pollution Control equipment and facilities in areas located outside the United States. Under the terms of the Joint Venture Agreement, the Company contributed $350,000 and received 51% control of the Joint Venture.

      Under the Joint Venture Agreement, Global Environmental, Corp. has the right to acquire the Company's interest in the Joint Venture for, at the Company's option, 875,000 shares of Global stock or the greater of $350,000 or the Company's existing capital account. The Company has the option to convert its Joint Venture interest into 875,000 shares of Global Environmental, Corp.'s common stock.

      The financial statements of the Joint Venture are consolidated with the Company's results in the accompanying financial statements of this report. The portion of the Joint Venture's income that is not applicable to the Company is recorded as Minority Interest on the Statement of Operations. That income along with Global Environmental Corp.'s capital contribution to the Joint Venture is recorded under the caption "Minority Interest in Subsidiary" on the Balance Sheet.

      Notes payable issued by Global Environmental Corp. to the Joint Venture are carried on the Balance Sheet as Notes Receivable and were due on December 31, 1996. The Joint Venture anticipates refinancing the notes in 1997. Accordingly, the Notes have been classified as long-term.

      Negotiations are in process for the refinancing of this note receivable. Global Environmental Corp. does not have funds available to repay the Note in cash and has offered to exchange its stock for the Note. The Company has established a 50% reserve against the carrying value of the Note in recognition of the potential costs involved in liquidating any noncash settlement of this Note. Although the Company believes such 50% reserve to be adequate, the reserve is an estimate based on information presently available. The Company's estimate could change, which would result in a change in the reserve in the future.

(4)   TRADING SECURITIES:

      In July, 1988, the Company received stockholder approval to establish an investment program in marketable securities utilizing the excess funds generated by the proceeds of the 1987 Series A 8% Cumulative Preferred Stock offering.

      The aggregate cost and market value of trading securities at December 31, 1996 were:

                             Aggregate     Unrealized      Unrealized        Market
Title of Issue                 Cost          Gains           Losses           Value
                             ---------     ----------      ----------       --------
COMMON STOCK AND
EQUIVALENTS:
  Chief Consol. Mining       $ 32,525       $ 20,850       $      --        $ 53,375
  Children's Broadcast        175,801             --         (71,739)        104,062
  Cover-All Tech               29,908             92              --          30,000
  Provident Amer'n            257,247        204,753              --         462,000
  Streicher Mobil Wts          34,188          8,937              --          43,125
  Syntech Int'l               103,737             --        (103,612)            125
  Temtex                      118,150             --         (91,270)         26,880
  Vista Tech. Inc.             56,663             --         (56,663)             --
                             --------       --------       ---------        --------
      Total                  $808,219       $234,632       $(323,284)       $719,567
                             ========       ========       =========        ========

      The aggregate cost and market value of trading securities at December 31, 1995 were:

                             Aggregate     Unrealized     Unrealized        Market
Title of Issue                  Cost          Gains         Losses           Value
                             ---------     ----------     ----------       --------
COMMON STOCK:
  Chief Consol. Mining       $ 32,525       $44,475       $      --        $ 77,000
  Children's Broadcast         83,075        10,675              --          93,750
  Provident Amer'n             48,147        40,353              --          88,500
  Southwall                   218,750            --          (6,250)        212,500
  Syntech Int'l               103,737            --        (101,862)          1,875
  Temtex                      118,150            --         (80,650)         37,500
  Vista Tech. Inc.             56,663            --         (56,663)             --
                             --------       -------       ---------        --------
      Total                  $661,047       $95,503       $(245,425)       $511,125
                             ========       =======       =========        ========

      Proceeds from sales of trading securities during 1996 were $484,623. Gross gains on those sales were $184,410 and gross losses were $0. During 1996 net unrealized gains on trading securities of $61,271 were credited to 1996 earnings. In 1995, proceeds from sales of trading securities were $246,623. Gross gains on those sales were $40,246 and gross losses were $249,060. During 1995 net unrealized gains on trading securities of $363,353 were credited to 1995 earnings.

(5)   INCOME TAXES:

      As of December 31, 1996, the Company had available net operating loss carryforwards of approximately $5,000,000 which may be carried forward to reduce future taxable income. These carryforwards expire in varying amounts from 1997 to 2011. Approximately $2,000,000 of these carryforwards were generated prior to a 1986 merger ( with Cadema , Inc.) and may not be fully utilized by the Company unless certain conditions are met.

      The Company accounts for income taxes to comply with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." A requirement of SFAS No. 109 is that deferred tax assets and liabilities be recorded for any temporary differences between the financial statement and tax bases of assets and liabilities, using the currently enacted tax rate expected to be in effect when the taxes are actually paid or recovered.

      Total income tax expense (benefit) amounted to $ -0- in 1996, 1995 and 1994 (effective tax rates of 0% in each year) compared to income tax expense (benefit) of $ 4,000 and $40,000 and ($68,000) computed by applying the statutory rate of 34.0% to income (loss) before income taxes. These differences are accounted for as follows:

                                                        1996
                                                        ----
                                                             Percent of
                                                           Pretax Income
                                                Amount        (Loss)
                                               -------     -------------
      Computed "expected" tax expense          $ 4,000         34.0%
      Decrease in expense due to
        valuation allowance provided for
        deferred tax assets                     (4,000)       (34.0%)
                                               -------        -----
                                               $    --            0%
                                               =======        =====

                                                        1995
                                                        ----
                                                             Percent of
                                                Amount     Pretax Income
                                               --------    -------------
      Computed "expected" tax expense          $ 40,000         34.0%
      Decrease in expense due to
        valuation allowance provided for
        deferred tax assets                     (40,000)       (34.0)
                                               --------        -----
                                               $     --            0%
                                               ========        =====

                                                         1994
                                                         ----
                                                             Percent of
                                                Amount      Pretax Loss
                                               --------     -----------
      Computed "expected" tax benefit          ($68,000)       (34.0)
      Decrease in benefit due to
        valuation allowance provided for
        deferred tax assets                      68,000         34.0
                                               --------        -----
                                               $     --            0%
                                               ========        =====

      Deferred income tax assets (liabilities) result from differences in the recognition of revenues and expenses for income tax and financial reporting purposes.

      The net deferred tax assets at December 31, 1996 and 1995, include the following:

                                              1996            1995
                                          -----------     -----------
      Deferred tax asset                  $ 1,781,000     $ 1,785,000

      Valuation allowance for deferred
        tax asset                          (1,781,000)     (1,785,000)
                                          -----------     -----------
                                          $         0     $         0
                                          ===========     ===========

      The Company has recorded a valuation allowance for its entire net deferred tax asset at December 31, 1996 and 1995 since management believes that it is more likely than not that the deferred tax asset will not be realized.

      The tax effect of major temporary differences that gave rise to the Company's net deferred tax assets at December 31, 1996 and 1995 are as follows:

                                             1996          1995
                                          ----------    ----------
      Net operating loss carryforward     $1,692,000    $1,734,000
      Unrealized losses on marketable
        securities                            30,000        51,000
      Allowance for uncollectable note
        receivable                            59,000            --
                                          ----------    ----------
                                          $1,781,000    $1,785,000
                                          ==========    ==========

(6)   STOCKHOLDERS' EQUITY:

      Public offering - preferred stock

      In 1987, the Company completed a public offering of 1,000,000 shares of Series A 8% Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stock is convertible into common stock, at any time, at the option of the holder, beginning January 28, 1988. The conversion ratio is based upon the original price of the preferred stock of $5.00 in relation to the conversion price of $2.00 (initial conversion ratio of 2.5 to 1) which increased to $2.40 on July 28, 1989 (conversion ratio 2.08 to 1) and increased to $2.80 on July 28, 1991, (conversion ratio of 1.79 to 1) subject to adjustment under certain conditions. Each share of the preferred stock is entitled to one vote and an annual cumulative dividend of $.40 per share, which is payable semiannually in cash or common stock. The first year's dividend was paid in cash from proceeds of the offering. Subsequent dividends through December 1992 were paid in common stock of the Company. Dividends accrued since January 1993 remain unpaid.

      The Series A Preferred Stock is redeemable at the option of the Company at any time after July 28, 1989, in whole or in part, at a redemption price of $5.40 per share, subject to certain conditions. In addition, the Series A Preferred Stock is also redeemable, upon 30 days notice beginning July 28, 1988, if during any period of 30 consecutive trading days the market price for the Company's common stock is at least $3.00. At December 31, 1996, 514,877 shares have been converted into common stock or redeemed.

      The Series B Preferred Stock has identical preferences and privileges to the Series A Preferred Stock, except that the Series B Preferred Stock is not subject to redemption by the Company. The Company has been authorized to issue up to 150,000 shares of Series B Preferred Stock. At December 31, 1996 and 1995, no shares of Series B Preferred Stock were issued and outstanding. The underwriters of the public offering in 1987 received 100,000 warrants to purchase either Series A or Series B 8% cumulative convertible preferred stock at an exercise price of $6.00 per share. These warrants were exercisable over five years from the date of grant and expired in July 1992. None of these warrants were exercised.

      A preferred stockholder was also entitled under certain circumstances, as defined, to "loyalty" shares if the preferred stock purchased in the public offering was held to January 28, 1989 or the date of redemption by the Company. The holder received, without any additional payment, one share of common stock for each ten shares of common stock that would be issuable if the preferred stock was converted at the close of business on July 20, 1987. On March 29, 1989, 45,139 shares of common stock were issued to preferred stockholders as "Loyalty Shares" based on holders of record as of January 28, 1989.

      No dividends were declared in 1996, 1995 or 1994. However, dividends on Series A 8% Preferred Stock of $.40 per share payable in cash or Cadema Corporation common stock do accumulate and as such the accompanying 1996, 1995 and 1994 financial statements reflect the accrual of this dividend.

      Other Options

      The Company has also granted options to purchase a total of 250,000 shares of common stock to directors, which are not part of the 1986 Option Plan but have terms similar to the 1986 Plan. These options expired in June, 1996.

      Treasury Stock

      The Company held 30,000 and 60,670 shares of Common Stock and Series A Preferred Stock, respectively in its treasury as of December 31,1996. In 1995 the company acquired 41,000 shares of Series A Preferred Stock at market price $ 7,702. In connection with the 1995 purchase, accrued but unpaid dividends totaling $ 41,000 were credited to additional paid-in capital.

      1986 Stock Option Plan

      In 1986, the shareholders and Board of Directors adopted and approved the 1986 Stock Option Plan ("1986 Plan") which reserves 600,000 shares of the Company's Common Stock for issuance to key employees and directors. The options are exercisable as determined by the 1986 Plan up to a period of 10 years from date of grant at an exercise price of not less than the fair market value at the date of grant. As of December 31, 1996, there were no options outstanding under the 1986 plan.

(6)   STOCKHOLDERS' EQUITY:          (CONT.)

      Information concerning options for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:

                                     Other     Price Per    1986      Price Per
                                    Options      Share      Plan        Share
                                  ---------------------------------------------
      AT DECEMBER 31, 1996
       Shares under option               --         --         --         --
       Shares exercisable                --         --         --         --
       Shares available for
        future grant                                      600,000
      FOR THE YEAR ENDED
      DECEMBER 31, 1996
       Exercised                         --                    --         --

       Granted                           --         --         --         --
       Terminated                   250,000       $.22         --         --

      AT DECEMBER 31, 1995
       Shares under option          250,000       $.22         --         --
       Shares exercisable           250,000       $.22         --         --
       Shares available for
        future grant                                      600,000
      FOR THE YEAR ENDED
      DECEMBER 31, 1995
       Exercised                         --         --         --         --
       Granted                           --         --         --         --
       Terminated                        --         --
      AT DECEMBER 31, 1994
       Shares under option          250,000       $.22         --         --
       Shares exercisable           250,000       $.22         --         --
       Shares available for
        future grant                                      600,000
      FOR THE YEAR ENDED
      DECEMBER 31, 1994
       Exercised                         --         --         --         --
       Granted                           --         --         --         --
       Terminated                 1,455,000   $.39-.44         --         --

      Warrants - In 1983, 744,900 stock purchase warrants were issued to stockholders of record. One warrant was issued for every five shares of common stock held by holders of 500 or more shares and were exercisable at the price of $5 per share. The warrants had an initial expiration date of November, 1984 which has been extended by the Company through June 30, 1999. None of these warrants have been exercised as of December 31, 1996.

      As of December 31, 1996, the Company has reserved 2,420,772 shares of common stock for possible future issuance resulting from conversion of preferred stock and exercise of warrants and stock options.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereto duly authorized.


                               CADEMA CORPORATION


Dated:                                        March 12, 1997


                                              By: /s/ Roger D. Bensen
                                                  -------------------
                                                      ROGER D. BENSEN
                                                      President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Roger D.Bensen                            March 12, 1997
------------------                            -------------------------
ROGER D. BENSEN
Chairman of the Board and Chief
Executive Officer and Director

/s/ Richard Ames                              March 16, 1997
----------------                              -------------------------
RICHARD B. AMES
Director