Form 10QSB
period 1997-03-31
CADEMA CORP
filed 1997-05-13
CIK 318951

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the period ended March 31, 1997.

                                       or

     Transition Report Pursuant to Section 13 OR 15(D) of the Securities --- Exchange Act of 1934

For the transition period from                to              .
                               ---------------  --------------

Commission File No. 0-9614

                               CADEMA CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                  88-0160741
--------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer I.D. Number)
incorporation or organization)


c/o Number One Corporation 50 Washington Street. Norwalk CT 06854
-----------------------------------------------------------------
(Address of Principal Executive Offices)              (Zip Code)

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


There were 10,905,549 shares of the Registrant's common stock outstanding as of April 30, 1997.

                               CADEMA CORPORATION
                                   FORM 10-QSB

                                      INDEX

PART 1.     FINANCIAL INFORMATION

            Item 1 - Financial Statements                                    3
              Balance Sheets - March 31, 1996 and
              December 31, 1996

            Statements of Operations - Three months ended                    4
              March 31, 1997 and March 31, 1996

            Statements of Cash Flows - Three months ended                    5
              March 31, 1997 and March 31, 1996

            Notes to Financial Statements                                  6-7

            Item 2 - Management's Discussion and Analysis of               8-9
              Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

            Signatures                                                      10

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

     These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Management believes that the disclosures are adequate to make the information presented herein not misleading.

                        CADEMA CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                  ASSETS                        March 31,1997     December 31,1996
                  ------                        -------------     ----------------

CURRENT ASSETS:

 Cash and cash equivalents                       $    71,935         $     7,317
 Trading securities (Cost $761,446 in                496,390             719,567
 1997 and $808,219 in 1996)
  (Note 2)
 Accounts receivable                                                           -
 Other current assets                                    480                 768
                                                 -----------         -----------

     TOTAL CURRENT ASSETS                            568,805             727,652

 NOTE RECEIVABLE less allowance for bad
   debt of $172,250 in 1997 and 1996
                                                     172,750             172,750
                                                 -----------         -----------

     TOTAL ASSETS                                $   741,555         $   900,402
                                                 ===========         ===========

   Liabilities And Stockholders' Equity
   ------------------------------------

CURRENT LIABILITIES:

 Accounts Payable                                $         -         $         -
 Accrued liabilities                                  13,000              13,000
 Contract Deposits                                         -                   -
                                                 -----------         -----------

     TOTAL CURRENT LIABILITIES                        13,000              13,000

Accrued dividends on preferred stock                 721,571             679,126
Minority Interest in Subsidiary (Note 3)               7,296               7,296
                                                 -----------         -----------

     TOTAL LIABILITIES                               741,867             699,422
                                                 -----------         -----------

STOCKHOLDERS' EQUITY
Series A 8% Cumulative Convertible
  Preferred Stock, par value $.01                      4,851               4,851
  per share authorized 5,000,000
  shares; issued 485,123 shares in
  1997 and 1996
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per                     -                   -
  share, authorized, 150,000 shares,
  none issued
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares, issued               109,356             109,356
  10,935,549 shares in 1997 and 1996.
Additional paid-in capital                         7,765,904           7,765,904
Accumulated deficit                               (7,784,053)         (7,582,761)
Less:  Treasury stock at cost
   Common shares                                     (75,000)            (75,000)
   Preferred shares                                  (21,370)            (21,370)
                                                 -----------         -----------

     TOTAL STOCKHOLDERS' EQUITY                         (312)            200,980
                                                 -----------         -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                       $   741,555         $   900,402
                                                 ===========         ===========

              The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                        ---------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                       FOR THE THREE MONTHS ENDED MARCH 31
                       -----------------------------------


                                                    1997                1996
                                                    ----                ----

REVENUE (Note 2)                                $         -         $         -
COST OF GOODS SOLD                                        -                   -
                                                -----------         -----------

      GROSS PROFIT                                        -                   -

OPERATING EXPENSES:
      General and administrative                      5,147              11,282
                                                -----------         -----------

            Total operating expenses                  5,147              11,282
                                                -----------         -----------

            Loss from operations                     (5,147)            (11,282)

OTHER INCOME (EXPENSE):
      Trading securities
      Transactions (Note 2)
        Realized gains (losses)                      22,525              16,125
        Change in unrealized losses                (176,405)             17,317
      Interest income                                     -                   -
      Interest expense                                    -                   -
      Dividend income                                   180                 122
      Other income                                        -                   -
      Minority Interest (Note 3)                          -                   -
                                                -----------         -----------
            Total other income (expense)           (153,700)             33,564
                                                -----------         -----------

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES         (158,847)             22,282

PROVISION FOR INCOME TAXES                                -                -
                                                -----------         -----------

NET INCOME (LOSS)                                  (158,847)             22,282

PREFERRED DIVIDENDS EARNED                           42,445              42,445
                                                -----------         -----------

NET INCOME (LOSS) APPLICABLE TO
      COMMON STOCK (Note 2)                        (201,292)        $   (20,163)
                                                ===========         ===========

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING (Note 2)                       10,905,549          10,905,549

LOSS PER COMMON AND
      COMMON EQUIVALENT SHARE:
      Primary                                          (.02)        $      (.00)
                                                ===========         ===========

               The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                        ---------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
         FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED MARCH 31, 1997
         ---------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES                         1997          1996
                                                             ----          ----

Net income (loss) from operations                         $(158,847)     $ 22,282
Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
operating
  activties
Provision for uncollectable note receivable                       -             -
Write-off of uncollectable accounts receivable                    -             -
   Realized loss (gain) on sale of trading
    securities                                              (22,525)      (16,125)
   Unrealized loss (gain) in value
    of trading securities                                   176,405       (17,317)
   (Increase) decrease in accounts receivable                     -             -
   Decrease (Increase) in other receivables and
    current assets                                              288           267
  Elimination of joint venture investment                         -             -
   (Decrease) increase in accounts payable and
    accrued liabilities                                           -             -
  Increase (decrease) in contract deposits                        -             -
  Increase in Minority Interest                                   -             -
                                                          ---------      --------
      Net cash provided by (used in) continuing
       operating activities                                  (4,679)      (10,893)
                                                          ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                               -             -
  Proceeds from sale of marketable securities                69,297        78,000
                                                          ---------      --------
      Net cash provided by (used in) investing
       activities                                            69,297        78,000
                                                          ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Treasury Stock Purchase                                         -             -
                                                          ---------      --------
      Net cash (used in)
       financing activities                                       -             -
                                                          ---------      --------

Net increase (decrease) in cash and
  cash equivalents                                           64,618        67,107
Cash and cash equivalents -
  Beginning of Period                                         7,317        13,177
                                                          =========      ========
Cash and cash equivalents -
  End of Period                                           $  71,935      $ 80,284
                                                          ---------      --------

                                                          ---------      --------

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Preferred Stock Dividends Earned                        $  42,445      $ 42,445
                                                          =========      ========

              The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
                               ------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     THREE MONTHS IN THE PERIOD ENDED MARCH 31, 1997
                     -----------------------------------------------

(1)  NATURE OF BUSINESS AND CURRENT OPERATING ENVIRONMENT:
     ----------------------------------------------------

     The principal business of Cadema Corporation (the "Company") is the financing and operating of business enterprises with the potential to generate profits and cash flow. Currently the Company is exploring possible acquisitions and mergers throughout the United States and abroad, as it has done in the past, seeking to enter into new operating businesses and to use the Company's liquid assets in connection therewith. As part of this strategy, the Company entered into a joint venture agreement with Global Environmental, Inc. in December 1993. The Company did not generate any revenues from operations in 1997 or 1996, and is currently pursuing additional contracts.

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

(2)  SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

     Cash and cash equivalents
     -------------------------

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

     -------------------------------

     Revenues (cont.)
     ----------------

          Total estimated costs are periodically revised, if necessary, to reflect changes to the original contracts and changes to total estimated contract costs based on deviations of actual cost to date from original estimates and anticipated future deviations from such original estimates. Selling, General and Administrative costs are charged to expense as incurred.

     Trading Securities
     ------------------

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

(3)  JOINT VENTURE:
     -------------

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

     -------------

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

     RESULTS OF OPERATIONS

     There were no revenues in the first three months of 1997, as the Company's operating subsidiary Global Environmental Offshore Company had no revenue activity. In 1996, the operating activity of Global Environment Offshore Company produced no revenues in the same period.

     Operating expenses for the first three months of 1997 were $5,147 and represented administrative expenses of the parent Company. These expenses compared favorably to 1996 first quarter operating expense of $11,282.

     Other income in this first quarter totaled a loss of $153,700 as compared to a 1996 gain of $33,564. This contrast is due to an unrealized loss on the company's Investment Portfolio in 1997 as compared to a gain for the same period of 1996.

     The net loss applicable to common stock for the first quarter, after an accrual for a Preferred Stock dividend, was $201,292 or $.02 per share. For the same quarter of the prior year, better performance by the Company's securities portfolio resulted in a loss of $20,163 or $.00 per share to be recognized.


     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and working capital increased by $158,847 to $555,805 in the first quarter of 1997 due primarily to the performance of the Company's marketable securities portfolio.

     The Company believes it has sufficient working capital to meet its liquidity needs over the next twelve months.

PART II
-------


Items 1 thru 5:      Not Applicable
--------------

Item 6:              Exhibits - Exhibit 27 Financial Data Schedule
-------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               CADEMA CORPORATION


Dated:  May 7, 1997                   By:   /s/ Roger D. Bensen
                                         ---------------------------------------
                                                ROGER D. BENSEN
                                                Chairman of the Board and
                                                Chief Executive Officer