Form 10QSB
period 1997-06-30
CADEMA CORP
filed 1997-08-12
CIK 318951

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

(Mark One)

  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

For the period ended June 30, 1997.

                                       or

_____ Transition Report Pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

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

C/O Number One Corporation 50 Washington Street.            Norwalk CT 06854
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

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

There were 10,905,549 shares of the Registrant's common stock outstanding as of June 30, 1997.

                               CADEMA CORPORATION
                                   FORM 10-QSB

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1 - Financial Statements                                      3
           Balance Sheets - June 30, 1997 and
           December 31, 1996

         Statements of Operations - Six months ended                        4
           June 30, 1997 and June 30, 1996

         Statements of Operations - Three months ended                      5
           June 30, 1997 and June 30, 1996

         Statements of Cash Flows - Six months ended                        6
           June 30, 1997 and June 30, 1996

         Notes to Financial Statements                                      7

         Item 2 - Management's Discussion and Analysis of                   9
           Financial Condition and Results of Operations

PART II. OTHER INFORMATION

         Signatures                                                        11

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

                        CADEMA CORPORATION AND SUBSIDIARY

                                            CONSOLIDATED BALANCE SHEETS
                                            ---------------------------

                           ASSETS                                JUNE 30,1997             DECEMBER 31,1996
                           ------                                ------------             ----------------

CURRENT ASSETS:

 Cash and cash equivalents                                        $    76,039                $     7,317
 Trading securities (Cost $761,446 in                                 494,750                    719,567
 1997 and $808,219 in 1996)
  (Note 2)
 Accounts receivable                                                                                   -
 Other current assets                                                     192                        768
                                                                  -----------                -----------

     TOTAL CURRENT ASSETS                                             570,981                    727,652

 NOTE RECEIVABLE less allowance for bad
   debt of $172,250 in 1997 and 1996
                                                                      172,750                    172,750
                                                                  -----------                -----------

     TOTAL ASSETS                                                 $   743,731                $   900,402
                                                                  ===========                ===========

            Liabilities And Stockholders' Equity
            ------------------------------------

CURRENT LIABILITIES:

 Accounts Payable                                                 $         -                $         -
 Accrued liabilities                                                        -                     13,000
 Contract Deposits                                                          -                          -
                                                                  -----------                -----------

     TOTAL CURRENT LIABILITIES                                              -                     13,000

Accrued dividends on preferred stock                                  764,017                    679,126
Minority Interest in Subsidiary (Note 3)                                7,296                      7,296
                                                                  -----------                -----------

     TOTAL LIABILITIES                                                771,313                    699,422
                                                                  -----------                -----------

STOCKHOLDERS' EQUITY
Series A 8% Cumulative Convertible
  Preferred Stock, par value $.01 per                                   4,851                      4,851
  share authorized 5,000,000 shares;
  issued 485,123 shares in 1997 and 1996
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per                                      -                          -
  share, authorized, 150,000 shares,
  none issued
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares, issued                                109,356                    109,356
  10,935,549 shares in 1997 and 1996
Additional paid-in capital                                          7,765,904                  7,765,904
Accumulated deficit                                                (7,811,323)                (7,582,761)
Less: Treasury stock at cost
   Common shares                                                      (75,000)                   (75,000)
   Preferred shares                                                   (21,370)                   (21,370)
                                                                  -----------                -----------

     TOTAL STOCKHOLDERS' EQUITY                                       (27,582)                   200,980
                                                                  -----------                -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                        $   743,731                $   900,402
                                                                  ===========                ===========

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                        ---------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                        FOR THE SIX MONTHS ENDED JUNE 30
                        --------------------------------



                                                       1997           1996
                                                   -----------    -----------

REVENUE (Note 2)                                   $         -    $         -
COST OF GOODS SOLD                                           -              -
                                                   -----------    -----------

         GROSS PROFIT                                        -              -

OPERATING EXPENSES:
         General and administrative                     12,982         16,711
                                                   -----------    -----------

                  Total operating expenses              12,982         16,711
                                                   -----------    -----------

                  Loss from operations                 (12,982)       (16,711)

OTHER INCOME (EXPENSE):
         Trading securities
         Transactions (Note 2)
           Realized gains (losses)                      75,339        101,710
           Change in unrealized losses                (207,552)        40,100
         Interest income                                     -              -
         Interest expense                                    -              -
         Dividend income                                 1,524            962
         Other income                                        -              -
         Minority Interest (Note 3)                          -              -
                                                   -----------    -----------
                  Total other income (expense)        (130,689)       142,772
                                                   -----------    -----------

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES            (143,671)       126,061

PROVISION FOR INCOME TAXES                                   -              -
                                                   -----------    -----------

NET INCOME (LOSS)                                     (143,671)       126,061

PREFERRED DIVIDENDS EARNED                              84,981         84,981
                                                   -----------    -----------

NET INCOME (LOSS) APPLICABLE TO
         COMMON STOCK (Note 2)                        (228,562)   $    41,170
                                                   ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING (Note 2)                       10,905,549     10,905,549

LOSS PER COMMON AND
         COMMON EQUIVALENT SHARE:
         Primary                                          (.02)   $      (.00)
                                                   ===========    ===========


           The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                        ---------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                       FOR THE THREE MONTHS ENDED JUNE 30
                       ----------------------------------


                                                       1997           1996
                                                   -----------    -----------

REVENUE (Note 2)                                   $         -      $       -
COST OF GOODS SOLD                                           -              -
                                                   -----------    -----------

         GROSS PROFIT                                        -              -

OPERATING EXPENSES:
         General and administrative                      7,835          5,429
                                                   -----------    -----------

                  Total operating expenses               7,835          5,429
                                                   -----------    -----------

                  Loss from operations                  (7,835)        (5,429)

OTHER INCOME (EXPENSE):
         Trading securities
         Transactions (Notes 2)
           Realized gains (losses)                      52,814         85,585
           Change in unrealized losses                 (31,147)        22,783
         Interest income                                     -              -
         Interest expense                                    -              -
         Dividend income                                 1,344            962
         Other income                                        -           (122)
         Minority Interest (Note 3)                          -              -
                                                   -----------    -----------
                  Total other income (expense)          23,011        109,208
                                                   -----------    -----------

INCOME (LOSS) FROM OPERATIONS                           15,176        103,779

PROVISION FOR INCOME TAXES                                   -              -
                                                   -----------    -----------

NET LOSS                                                15,176        103,779

PREFERRED DIVIDENDS EARNED                              42,446         42,446
                                                   -----------    -----------

NET LOSS APPLICABLE TO
         COMMON STOCK (Note 2)                     $   (27,270)   $    61,333
                                                   ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING (Note 2)                       10,905,549     10,905,549

LOSS PER COMMON AND
         COMMON EQUIVALENT SHARE:
         Primary                                   $      (.00)   $      (.01)
                                                   ===========    ===========


           The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY

                        ---------------------------------
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -------------------------------------
                              FOR EACH OF THE SIX MONTHS IN THE PERIOD ENDED JUNE 30
                              --------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES                                               1997                    1996
                                                                                ---------               ---------

Net income (loss) from operations                                               $(143,671)              $ 126,061
Adjustments to reconcile net income
   (loss) to net cash provided by (used in) operating
  activties
Provision for uncollectable note receivable                                             -                       -
Write-off of uncollectable accounts receivable                                          -                       -
    Realized loss (gain) on sale of trading
     securities                                                                   (75,339)               (101,710)
   Unrealized loss (gain) in value
     of trading securities                                                        207,552                 (40,100)
    (Increase) decrease in accounts receivable                                       --                   (52,884)
    Decrease (Increase) in other receivables and
     current assets                                                                   576                     534
   Elimination of joint venture investment                                              -                       -
    (Decrease) increase in accounts payable and
     accrued liabilities                                                          (13,000)                 21,725
   Increase (decrease) in contract deposits                                             -                       -
   Increase in Minority Interest                                                        -                       -
                                                                                ---------               ---------
       Net cash provided by (used in) continuing
        operating activities                                                      (23,882)                (46,374)
                                                                                ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                             (282,652)               (170,525)
   Proceeds from sale of marketable securities                                    375,256                 260,335
                                                                                ---------               ---------
       Net cash provided by (used in) investing
        activities                                                                 92,604                  89,810
                                                                                ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Treasury Stock Purchase                                                              -                       -
                                                                                ---------               ---------
       Net cash (used in)
        financing activities                                                            -                       -
                                                                                ---------               ---------

Net increase (decrease) in cash and
   cash equivalents                                                                68,722                  43,436
Cash and cash equivalents -
   Beginning of Period                                                              7,317                  13,177
                                                                                ---------               ---------
Cash and cash equivalents -
   End of Period                                                                $  76,039               $  56,613
                                                                                =========               =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Preferred Stock Dividends Earned                                             $  84,891               $  84,891
                                                                                =========               =========



         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
                               ------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 THREE MONTHS IN THE PERIOD ENDED JUNE 30, 1997
                 ----------------------------------------------

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

         RESULTS OF OPERATIONS

         There were no revenues in the first six months of 1997, as the Company's operating subsidiary Global Environmental Offshore Company had no revenue activity. In 1996, the operating activity of Global Environment Offshore Company produced no revenues in the same period.

         Operating expenses for the first half of 1997 were $12,982 and represented administrative expenses of the parent Company. These expenses compared favorably to 1996 first half operating expense of $16,711.

         Other income in the first half totaled a loss of $130,689 as compared to a 1996 gain of $142,772. Second quarter other income totaled $23,011 in 1997, below 1996 second quarter gain of $109,208. This contrast is due to an unrealized loss on the company's Investment Portfolio in 1997 as compared to a gain for the same period of 1996.

         The net loss applicable to common stock for the first half, after an accrual for a Preferred Stock dividend, was $228,562 or $.02 per share. For the same period of the prior year, better performance by the Company's securities portfolio resulted in a gain of $41,170 or $.00 per share to be recognized. In the second quarter, a loss of $27,270 or $.00 per share was recognized, lower than the 1996 results of a $61,333 gain due to better performance of the Company's securities portfolio.


         LIQUIDITY AND CAPITAL RESOURCES

         Liquidity and working capital increased by $143,671 to $570,981 in the first half of 1997 due primarily to the performance of the Company's marketable securities portfolio.

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



                               CADEMA CORPORATION


Dated:  August 6, 1997       By: /s/ Roger D. Bensen
                                 ---------------------------------
                                     ROGER D. BENSEN
                                     Chairman of the Board and
                                     Chief Executive Officer