Form 10QSB
period 1997-09-30
CADEMA CORP
filed 1997-10-30
CIK 318951

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

(Mark One)

  X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the period ended September 30, 1997.

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

There were 10,905,549 shares of the Registrant's common stock outstanding as of September 30, 1997.

                               CADEMA CORPORATION
                                   FORM 10-QSB

                                      INDEX

PART 1.   FINANCIAL INFORMATION

          Item 1 - Financial Statements                                   3
            Balance Sheets - September 30, 1997 and
            December 31, 1996

          Statements of Operations - Nine months ended                    4
            September 30, 1997 and September 30, 1996

          Statements of Operations - Three months ended                   5
            September 30, 1997 and September 30, 1996

          Statements of Cash Flows - Nine months ended                    6
            September 30, 1997 and September 30, 1996

          Notes to Financial Statements                                   7

          Item 2 - Management's Discussion and Analysis of                9
            Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

          Signatures                                                     11

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

                         CADEMA CORPORATION AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

                 ASSETS                       September 30,1997          December 31,1996
                 ------                       -----------------          ----------------

CURRENT ASSETS:

 Cash and cash equivalents                       $    67,553               $     7,317
 Trading securities (Cost $790,953 in                510,337                   719,567
 1997 and $808,219 in 1996)
  (Note 2)
 Accounts receivable                                       -                         -
 Other current assets                                      -                       768
                                                 -----------               -----------

     TOTAL CURRENT ASSETS                            577,890                   727,652

 NOTE RECEIVABLE less allowance for bad
   debt of $172,250 in 1997 and 1996
                                                     172,750                   172,750
                                                 -----------               -----------

     TOTAL ASSETS                                $   750,640               $   900,402
                                                 ===========               ===========

  Liabilities And Stockholders' Equity
  ------------------------------------

CURRENT LIABILITIES:

 Accounts Payable                                $         -               $         -
 Accrued liabilities                                       -                    13,000
 Contract Deposits                                         -                         -
                                                 -----------               -----------

     TOTAL CURRENT LIABILITIES                             -                    13,000

Accrued dividends on preferred stock                 806,462                   679,126
Minority Interest in Subsidiary (Note 3)               7,296                     7,296
                                                 -----------               -----------

     TOTAL LIABILITIES                               813,758                   699,422
                                                 -----------               -----------

STOCKHOLDERS' EQUITY
Series A 8% Cumulative Convertible
  Preferred Stock, par value $.01 per                  4,851                     4,851
  share authorized 5,000,000 shares;
  issued 485,123 shares in 1997 and 1996
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per                     -                         -
  share, authorized, 150,000 shares,
  none issued
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares, issued               109,356                   109,356
  10,935,549 shares in 1997 and 1996
Additional paid-in capital                         7,765,904                 7,765,904
Accumulated deficit                               (7,846,859)               (7,582,761)
Less: Treasury stock at cost
   Common shares                                     (75,000)                  (75,000)
   Preferred shares                                  (21,370)                  (21,370)
                                                 -----------               -----------

     TOTAL STOCKHOLDERS' EQUITY                      (63,118)                  200,980
                                                 -----------               -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                       $   750,640               $   900,402
                                                 ===========               ===========

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30



                                                     1997               1996
                                                     ----               ----

REVENUE (Note 2)                                 $         -        $         -
COST OF GOODS SOLD                                         -                  -
                                                 -----------        -----------

      GROSS PROFIT                                         -                  -

OPERATING EXPENSES:
      General and administrative                      22,594             22,636
                                                 -----------        -----------

            Total operating expenses                  22,594             22,636
                                                 -----------        -----------

            Loss from operations                     (22,594)           (22,636)

OTHER INCOME (EXPENSE):
      Trading securities
      Transactions (Note 2)
        Realized gains (losses)                       75,339            184,410
        Change in unrealized losses                 (191,965)            89,700
      Interest income                                      -                  -
      Interest expense                                     -                  -
      Dividend income                                  2,458              1,365
      Other income                                         -                  -
      Minority Interest (Note 3)                           -                  -
                                                 -----------        -----------
            Total other income (expense)            (114,168)           275,475
                                                 -----------        -----------

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES          (136,762)           252,839

PROVISION FOR INCOME TAXES                                 -                  -
                                                 -----------        -----------

NET INCOME (LOSS)                                   (136,762)           252,839

PREFERRED DIVIDENDS EARNED                           127,336            127,336
                                                 -----------        -----------

NET INCOME (LOSS) APPLICABLE TO
      COMMON STOCK (Note 2)                         (264,098)       $   125,503
                                                 ===========        ===========

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING (Note 2)                        10,905,549         10,905,549

LOSS PER COMMON AND
      COMMON EQUIVALENT SHARE:
      Primary                                           (.02)       $      (.01)
                                                 ===========        ===========


           The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30


                                                   1997               1996
                                                   ----               ----

REVENUE (Note 2)                               $         -        $         -
COST OF GOODS SOLD                                       -                  -
                                               -----------        -----------

      GROSS PROFIT                                       -                  -

OPERATING EXPENSES:
      General and administrative                     9,612              5,925
                                               -----------        -----------

            Total operating expenses                 9,612              5,925
                                               -----------        -----------

            Loss from operations                    (9,612)            (5,925)

OTHER INCOME (EXPENSE):
      Trading securities
      Transactions (Notes 2)
        Realized gains (losses)                          -             82,700
        Change in unrealized losses                 15,587             49,600
      Interest income                                    -                  -
      Interest expense                                   -                  -
      Dividend income                                  934                403
      Other income                                       -                  -
      Minority Interest (Note 3)                         -                  -
                                               -----------        -----------
            Total other income (expense)            16,521            132,703
                                               -----------        -----------

INCOME (LOSS) FROM OPERATIONS                        6,909            126,778

PROVISION FOR INCOME TAXES                               -                  -
                                               -----------        -----------

NET LOSS                                             6,909            126,778

PREFERRED DIVIDENDS EARNED                          42,445             42,445
                                               -----------        -----------

NET LOSS APPLICABLE TO
      COMMON STOCK (Note 2)                    $   (35,536)       $    84,333
                                               ===========        ===========

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING (Note 2)                      10,905,549         10,905,549

LOSS PER COMMON AND
      COMMON EQUIVALENT SHARE:
      Primary                                  $      (.00)       $       .01
                                               ===========        ===========


           The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED SEPTEMBER 30


CASH FLOWS FROM OPERATING ACTIVITIES                          1997             1996
                                                           ---------        ---------

Net income (loss) from operations                          $(136,762)       $ 252,839
Adjustments to reconcile net income
  (loss) to net cash provided by (used in) operating
  activties
Provision for uncollectable note receivable                        -                -
Write-off of uncollectable accounts receivable                     -                -
   Realized loss (gain) on sale of trading
    securities                                               (75,339)        (184,410)
   Unrealized loss (gain) in value
    of trading securities                                    191,965          (89,700)
   (Increase) decrease in accounts receivable                      -                -
   Decrease (Increase) in other receivables and
    current assets                                               768             (344)
  Elimination of joint venture investment                          -                -
   (Decrease) increase in accounts payable and
    accrued liabilities                                      (13,000)         (13,000)
  Increase (decrease) in contract deposits                         -                -
  Increase in Minority Interest                                    -                -
                                                           ---------        ---------
      Net cash provided by (used in) continuing
       operating activities                                  (32,368)         (34,615)
                                                           ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                         (282,652)        (401,387)
  Proceeds from sale of marketable securities                375,256          484,623
      Net cash provided by (used in) investing
                                                           ---------        ---------
       activities                                             92,604           83,236
                                                           ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Treasury Stock Purchase                                          -                -
                                                           ---------        ---------
      Net cash (used in)
       financing activities                                        -                -
                                                           ---------        ---------

Net increase (decrease) in cash and
  cash equivalents                                            60,236           48,621
Cash and cash equivalents -
  Beginning of Period                                          7,317           13,177
                                                           ---------        ---------
Cash and cash equivalents -
  End of Period                                            $  67,553        $  61,798
                                                           ---------        ---------

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Preferred Stock Dividends Earned                         $ 127,336        $ 127,336
                                                           =========        =========



         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NINE MONTHS IN THE PERIOD ENDED SEPTEMBER 30, 1997

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

     RESULTS OF OPERATIONS

     There were no revenues in the first nine months of 1997, as the Company's operating subsidiary Global Environmental Offshore Company had no revenue activity. In 1996, the operating activity of Global Environment Offshore Company produced no revenues in the same period.

     Operating expenses for the first nine months of 1997 were $22,594 and represented administrative expenses of the parent Company. These expenses are similiar to 1996 first nine months operating expense of $22,636.

     Other income in the first nine months totaled a loss of $114,168 as compared to a 1996 gain of $275,475. Third quarter other income totaled $16,531 in 1997, below 1996 third quarter gain of $132,703. This contrast is primarily due to an unrealized loss on the company's Investment Portfolio in 1997 as compared to a gain for the same period of 1996.

     The net loss applicable to common stock for the first nine months, after an accrual for a Preferred Stock dividend, was $264,098 or $.02 per share. For the same period of the prior year, better performance by the Company's securities portfolio resulted in a gain of $125,503 or $.01 per share. In the third quarter, a loss of $35,536 or $.00 per share was recognized, lower than the 1996 results of a $84,333 gain due to better performance of the Company's securities portfolio.


     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and working capital decreased by $136,762 to $577,890 in the first nine months of 1997 due primarily to the performance of the Company's marketable securities portfolio.

     The Company believes it has sufficient working capital to meet its liquidity needs over the next twelve months.

PART II


ITEMS 1 THRU 5:     Not Applicable

ITEM 6:             Exhibits - Exhibit 27 Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CADEMA CORPORATION


Dated:  October 25, 1997       By:   /s/ Roger D. Bensen
                                   ------------------------------------
                                         ROGER D. BENSEN
                                         Chairman of the Board and
                                         Chief Executive Officer