Form 10KSB40
period 1997-12-31
CADEMA CORP
filed 1998-03-27
CIK 318951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ------      EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997.

  ------ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to
              ________.

              Commission File No. 0-9614

                               CADEMA CORPORATION
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          DELAWARE                                      88-0160741
-------------------------------             --------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)                No.)

                           c/o Number One Corporation
                     50 Washington Street, Norwalk CT 06854
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

Issuer's telephone number, including area code:  (203)  854-6711

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:
                  (Title of class) Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X        No
                                       ----        -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

State issuer's revenues for its most recent fiscal year $ 0 . As of February 28, 1998, the aggregate market value of common stock held by non-affiliates of the registrant, based on the average of the bid and asked prices of such stock as reported by the National Association of Securities Dealers, Inc. on such date, was approximately $ 109,055.

There were 10,905,549 shares of the Registrant's common stock outstanding as of February 28, 1998.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check one):
Yes                       No     X
    -------------------      ----------------

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

         The Company has also used available cash to purchase, hold and dispose of equity interests in various high technology companies as outlined in a plan approved by stockholders in 1988. Securities transactions in 1997 netted a loss of $ 135,715. The Company intends to continue to invest in trading securities, including but not limited to stocks, bonds, options and warrants. The Company previously invested, and expects in the future to invest, primarily in stocks of smaller, lesser known and often more speculative companies, which while entailing above average risk, offer the potential of above average return on investment. See Note 4 to Consolidated Financial Statements.

NUMBER OF EMPLOYEES

         The Company's Chief Executive Officer and President, Mr. Roger D. Bensen, was the sole employee as of December 31, 1997 and was not compensated for serving in such capacity.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company does not currently own or lease any real property.

ITEM 3.  LEGAL PROCEEDINGS

         No material legal proceedings are pending to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no meetings of stockholders during the fourth quarter of 1997 nor were any matters submitted for vote.

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

                           COMMON                       PREFERRED
                       -------------              -----------------------
                       HIGH      LOW              HIGH                LOW
                      ---------------            -------------------------
4th Quarter 1997        $.03    $.02              $.34               $.34
3rd Quarter 1997         .03     .02               .34                .34
2nd Quarter 1997         .03     .01               .34                .34
1st Quarter 1997         .02     .01               .34                .34

4th Quarter 1996        $.02    $.01             $7/16             $11/32
3rd Quarter 1996        $.02    $.01             $6/16             $10/32
2nd Quarter 1996        $.03    $.01             $6/16             $10/32
1st Quarter 1996        $.02    $.01             $6/16              $5/16


         The approximate number of stockholders of record of the Company's Common Stock and Preferred Stock as of February 28, 1998, were 1,015 and 298 respectively, as set forth on the books of the transfer agent/registrar of the Company. The Company believes that a substantial number of additional stockholders hold their shares in nominee name.

DIVIDENDS

         The Company has not paid any dividends on its Common Stock since inception and plans to retain any earnings for the future development of its business. Future dividends on the Common Stock, if any, will be dependent upon the Company's earnings, financial condition, and other relevant factors as determined by its Board of Directors. Annual cumulative dividends of $0.40 per share of Preferred Stock are payable semi-annually in cash or common stock unless they are deferred by the Board of Directors. The dividends that were payable during 1993 through 1997 were deferred and have accumulated for possible payment at a later date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's primary focus in 1997 was to seek additional joint venture partners since its existing Joint Venture partner, Global Environmental Offshore Company, generated no revenues in 1997. Global was set up to provide pollution control services for international customers.

         The Company continues in its principal business of seeking and financing business enterprises with the potential to generate profits and positive cash flow. New opportunities were evaluated in 1997 but none were deemed appropriate to enter into. The Company's previous entry into the pollution control business is part of this strategy.

         The Company intends to continue using its available funds to purchase, invest in and sell securities as outlined in a plan approved by stockholders in 1988.

         In the near future, the Company will need to restructure its joint venture, Global Environmental Offshore Company. During 1996, Global Environmental Corp., the other party to the joint venture, disposed of one of its subsidiaries which produced products of the type the joint venture was intending to sell internationally. Therefore, the Company is currently reevaluating its Joint Venture's status and plans. In connection with the formation of the Joint Venture, the Joint Venture loaned $345,000 to Global Environmental Corp., which was due to be repaid on December 31, 1996. Global Environment Corp. does not presently have available funds to make such a repayment. Global Environmental Corp. has offered to exchange its stock for the note. The Company has established a 70% reserve against the carrying value of the aforementioned note in recognition of the potential costs involved in liquidating any noncash settlement of this investment. Negotiations are continuing, to resolve this issue.

         During 1997, Cadema reviewed several potential acquisitions, as it continues to move toward its goal to become a larger company. All negotiations failed, however, because of a continuing problem with the existence of the Company's Preferred Stock. Originally issued 11 years ago, the Preferred Stock initially paid dividends in cash, and then paid them in shares of Common Stock, as provided for in its certificate of Designation for the Preferred Stock. This practice was continued for many years until Cadema's liquidity was impaired by the losses brought on by the Cognition acquisition and its subsequent disposal. Over the past several years, Preferred Stock dividends have been accrued rather than paid, because the Company has been unable to pay dividends.

         Management believes that investors understand the practical limitation on payment of dividends by a company the size of Cadema. If the Company were to issue more shares of Common Stock, in lieu of a cash dividend, at the past year's price of $.01, stockholders would be substantially diluted. Management is reviewing this situation.

         In Cadema's case, all stockholders have a common interest in the value of the Common Stock. Even individuals who only purchased the Preferred Stock now have Common Stock because of dividends they received in Common Stock. Management is working toward a solution to resolve this matter pertaining to the Preferred Stock.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

         In 1997, Global generated no revenues. Therefore operating results present the administrative expenses and marketable securities activity of Cadema.

REVENUES

         Global generated no orders in 1997 and so revenues were $0 the same as in 1996. The Joint Venture continues to seek revenue opportunities.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $46,273 in 1997, representing expenses related to maintaining the Company and were up slightly from 1996's expenses of $44,933.

     In 1997, the company took an additional $70,000 reserve against the note receivable from the joint venture. In 1996 a $172,250 reserve was established against the same note receivable. These transactions were included in "Loss on Joint Venture" category in the accompanying Statement of Operations.

TRADING SECURITIES TRANSACTIONS

         Trading securities investment activity generated a realized gain of $75,339 in 1997 compared to a realized gain of $184,410 in 1996. The securities portfolio also generated an unrealized loss of $211,054 in 1997, compared to the 1996 unrealized gain of $61,271. The performance of individual stocks comprising the trading securities holdings are the cause of these results.

FISCAL 1996 COMPARED TO FISCAL 1995

         In 1996, Global had no activity, hence operating results present the administrative expenses and marketable securities activity of Cadema.

REVENUES

     Global generated no orders in 1996 and so revenues were $0 as compared to $33,687 in 1995. The managing partner of Global, Global Environmental Corp., was reorganized in 1996 and disposed of the subsidiary that produced the products the Joint Venture sold resulting in the lack of revenues for 1996.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $44,933 in 1996, representing expenses related to maintaining the Company and were up slightly from 1995's expenses of $44,759 which were also primarily for maintaining the Company but included some expenses of the Global.

     As referred to above, the Company recorded a reserve of 50% of the note receivable from the Global. The Company also wrote off a receivable of approximately $18,800 from the Global. The total of these amounts, $191,099, has been included in "Loss from operations" in the accompanying Statement of Operations.

TRADING SECURITIES TRANSACTIONS

     Trading securities investment activity generated a realized gain of $184,410 in 1996 compared to a realized loss of $208,814 in 1995. The securities portfolio also generated an unrealized gain of $61,271 in 1996, compared to the 1995 unrealized gain of $363,353. The performance of individual stocks comprising the trading securities holdings are the cause of these results. See
Note 4, Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $535,880 at the end of 1997, down from $714,652 in 1996. Management believes this resource is sufficient for funding the Company's anticipated needs in 1997.

SELECTED FINANCIAL DATA

                                                       Years Ended December 31,
                                                       ------------------------
Operating Data:                             1997                  1996                  1995
-----------------------------------------------------------------------------------------------
Revenue                                          -                     -              $ 33,687
Cost of Goods Sold                               -                     -                26,667
Operating Expenses                       $ 116,273               236,032                44,759
Other Income (Expense)                    (132,498)              247,612               154,358
Income (Loss) Before
 Income Taxes                             (248,771)               11,580               116,619
Provision for Income
 Taxes                                      -                     -                     -
Preferred Dividends Earned                (169,781)             (169,781)             (177,981)
Net Loss
 Applicable to Common Stockholders        (418,552)             (158,201)              (61,362)
Net Loss per Common Share -
 Basic and Diluted                         (.04)                 (.01)                 (.01)
Weighted Average Common Shares
  Outstanding                           10,905,549            10,905,549            10,905,549

BALANCE SHEET DATA:

Working Capital                            535,880               714,652               530,821
Total Assets                               651,630               900,402               888,821
Total Current Liabilities                   13,000                13,000                13,000
Stockholders' Equity (Deficiency)         (217,572)              200,980               359,181




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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       The Directors and Executive Officers of the Company are as follows:

                                                                                   Director or Officer
    Name                      Age          Position                                    Since
-------------------------------------------------------------------------------------------------------
Roger D. Bensen                62      Chairman of the Board, Chief Executive              1983
                                       Officer and President/Director

Richard B. Ames                59      Director                                            1985



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

STOCK OPTION PLANS:

1986 PLAN

         In November 1986, the Board of Directors of the Company adopted the Company's 1986 Stock Option Plan (the "1986 Plan") and the plan was approved by the Company's stockholders on December 15, 1986. Options intended to qualify as incentive stock options and nonqualified options may be granted under the 1986 Plan. The aggregate number of shares which may be issued under the 1986 Plan may not exceed 600,000 shares of Common Stock. The purpose of the 1986 Plan is to provide eligible employees, officers and directors of the Company with an opportunity to acquire or increase their equity interest in the Company, and thereby to induce them to remain in the Company's service. In 1997, 1996 and 1995, no options were granted and no options expired. As of December 31, 1997, no options were outstanding and options covering 600,000 shares of Common Stock were available under the 1986 Plan.

OTHER STOCK OPTIONS

         In 1997, 1996, and 1995 no options were granted, exercised or terminated. In 1996, 250,000 options expired. As of December 31, 1997 there were no options outstanding.

OTHER EXECUTIVE PLANS

         The Company has no long term incentive or pension plans.

COMPENSATION OF DIRECTORS

         In fiscal years 1997, 1996 and 1995, the directors did not receive compensation for their services. Currently there are no standard arrangements for the compensation of directors for their services.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following Table sets forth information as of the February 28, 1998, regarding the voting securities of the Company owned by each person who owns of record, or is known by the Company to own beneficially, more than five percent of any class of voting securities and by each director of the Company and all directors and officers of the Company as a group. None of the directors or officers are holders of record of Preferred Stock.

                                                Amount and Nature         Percent
Title              Name and Address             of Beneficial            of Class     Percent of
of Class          of Beneficial Owner            Ownership                  (1)       Voting Stock
--------------------------------------------------------------------------------------------------

Common            Roger D. Bensen              2,620,352 shares             23.6         22.5
                  50 Washington Street               (2)(3)
                  Norwalk, CT  06854

Common            Richard B. Ames                 87,406 shares               .8           .7
                  730 7th Street                     (4)
                  Eureka, CA  95501

Common            All Directors and            2,707,758 shares             24.4         23.3
                  Officers as a Group
                  (2 Persons)

Preferred         Anne W. Bensen                  30,000 shares              6.2           -
                  69 Dandy Drive                     (5)(6)
                  Cos Cob, CT  06807


         (1) Shares of Common Stock which a person has the right to acquire within 60 days after March 18, 1998 are deemed to be outstanding in calculating the percentage ownership of the person, but are not deemed to be outstanding as to any other person.

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

  Exhibit Number   Description
------------------------------------------------------------------------------
  3.1              Certificate of Incorporation, as amended (2)
  3.2              Bylaws of the Company (1)
  3.3              Form of Certificate of Designation of Series A
                   Preferred Stock (2)
  3.4              Form of Certificate of Designation of Series B
                   Preferred Stock (2)
 10.1              1986 Stock Option Plan (1)
 10.2              Form of Indemnity Agreement (2)
 10.3              Stock Purchase Agreement SuperCads, Inc., dated as of
                   July 15, 1992. (3)
 10.4              Securities Exchange Agreement dated as of May 27,
                   1993(4)
 10.5              Global Environmental Offshore Company Joint Venture
                   Agreement dated as of December 31, 1993 (5)
 21.0              Subsidiary of Registrant (2)
 27.0              Financial Data Schedule

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

REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                               CADEMA CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Page
                                                                  -----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                          F-2

FINANCIAL STATEMENTS:

Consolidated Balance Sheets - December 31, 1997 and 1996          F-3

Consolidated Statements of Operations for Each of the
         Three Years in the Period Ended December 31, 1997        F-4

Consolidated Statements of Changes in Stockholders'
         Equity for Each of the Three Years in the Period
         Ended December 31, 1997                                  F-5

Consolidated Statements of Cash Flows for Each of the
         Three Years in the Period Ended December 31, 1997        F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-7 to F-15


Schedules not listed above are omitted since they are either not applicable or the required information is presented in the financial statements or related notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
Cadema Corporation
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of Cadema Corporation and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadema Corporation and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                             /s/ Rudolph, Palitz LLP

Plymouth Meeting, PA
February 11, 1998



                        CADEMA CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

            Assets                            December 31,1997     December 31,1996
            ------                            ----------------     ----------------
CURRENT ASSETS
 Cash and cash equivalents                       $   48,682          $    7,317
 Trading securities (Cost $798,853 in
 1997 and $808,219 in 1996)
  (Notes 2 and 4)                                   499,148             719,567
 Other current assets                                 1,050                 768
                                                 ----------          ----------

     TOTAL CURRENT ASSETS                           548,880             727,652

 NOTE RECEIVABLE less allowance for bad
   debt of $242,250 in 1997 and $172,250
   in 1996 (Note 3)                                 102,750             172,750
                                                 ----------          ----------

     TOTAL ASSETS                                $  651,630          $  900,402
                                                 ==========          ==========


               Liabilities And Stockholders'
               -----------------------------
                   Equity (Deficiency
                   ------------------

CURRENT LIABILITIES
 Accrued liabilities                             $   13,000          $   13,000
                                                 ----------          ----------

     TOTAL CURRENT LIABILITIES                       13,000              13,000

Accrued dividends on preferred stock                848,906             679,126
Minority Interest in Subsidiary (Note 3)              7,296               7,296
                                                 ----------          ----------

     TOTAL LIABILITIES                              869,202             699,422
                                                 ----------          ----------

STOCKHOLDERS' EQUITY (Notes 2 and 6)
Series A 8% Cumulative Convertible                    4,851               4,851
  Preferred Stock, par value $.01 per share
  authorized 5,000,000 shares; issued
  485,123 shares in 1997 and 1996                         -                   -
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per
  share, authorized, 150,000 shares,
  none issued                                             -                   -
Common Stock, par value, $.01 per share;            109,356             109,356
  authorized 50,000,000 shares, issued
  10,935,549 shares in 1997 and 1996.
Additional paid-in capital                        7,765,904           7,765,904
Accumulated deficit                              (8,001,313)         (7,582,761)
Less: Treasury stock at cost
   Common shares                                    (75,000)            (75,000)
   Preferred shares                                 (21,370)            (21,370)
                                                 ----------          ----------

     TOTAL STOCKHOLDERS' EQUITY
      (DEFICIENCY)                                 (217,572)            200,980
                                                 ----------          ----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                       $  651,630          $  900,402
                                                 ==========          ==========

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                                            1997                  1996                  1995
                                                       ----------            ----------            ----------
REVENUE (Notes 1 and 2)                                         -                     -            $   33,687
COST OF GOODS SOLD                                              -                     -                26,667
                                                       ----------            ----------               -------
         GROSS PROFIT                                           -                     -                 7,020
OPERATING EXPENSES:  (Notes 1 and 2)
         General and administrative                    $   46,273           $    44,933                44,759
         Loss on Joint Venture (Note                       70,000               191,099                     -
                                                       ----------            ----------            ----------

                  Total operating expenses                116,273               236,032                44,759
                                                       ----------            ----------            ----------

                  Loss from operations                   (116,273)             (236,032)              (37,739)

OTHER INCOME (EXPENSE):
         Trading Securities Transactions
         (Notes 2 and 4)
           Realized gains (losses)                         75,339               184,410              (208,814)
           Unrealized gains (losses)                     (211,054)               61,271               363,353
         Interest income                                        -                     -                 1,010
         Dividend income                                    3,217                 1,931                   500
         Minority Interest (Note 3)                             -                     -                (1,691)
                                                       ----------            ----------            ----------
                  Total other income (expense)           (132,498)              247,612               154,358
                                                       ----------            ----------            ----------

INCOME (LOSS) BEFORE INCOME TAXES                        (248,771)               11,580               116,619

PROVISION FOR INCOME TAXES (Note 5)                             -                     -                     -
                                                       ----------            ----------            ----------

NET INCOME (LOSS) (Note 5)                               (248,771)               11,580               116,619

PREFERRED DIVIDENDS EARNED (NOTE 6)                      (169,781)             (169,781)             (177,981)
                                                       ----------            ----------            ----------

NET LOSS APPLICABLE TO
         COMMON STOCKHOLDERS (Notes 2 and 6)           $ (418,552)          $  (158,201)           $  (61,362)
                                                       ----------            ----------            ----------

WEIGHTED AVERAGE COMMON SHARES                         10,905,549            10,905,549            10,905,549
                                                       ----------            ----------            ----------
         OUTSTANDING (Notes 2 and 6)

LOSS PER COMMON SHARE
         BASIC AND DILUTED
         (Notes 2 and 6):                              $    (0.04)          $     (0.01)          $     (0.01)
                                                       ==========           ===========           ===========


         The accompanying notes to the consolidated financial statements are an integral part of these statements

===============================================================================
                        CADEMA CORPORATION AND SUBIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                   PREFERRED STOCK                COMMON STOCK
                                   --------------                 ------------
                                                                                      Additional                   Teasury
                              Number of                    Number of                   Paid-in      Accumulated     Stock,
                               Shares          Amount       Shares        Amount        Capital       Deficit      at Cost
                             -----------   ------------  ------------  -----------   -----------   -----------    ----------
BALANCE, December 31, 1994       485,123         4,851    10,935,549       109,356     7,724,904    (7,363,198)       (88,668)
                             -----------   -----------   -----------   -----------   -----------   -----------    -----------
Purchase of Series A
 Preferred Stock (Note 6)            -             -             -             -             -             -           (7,702)
Reversal of Accrued
 Preferred Stock dividends           -             -             -             -          41,000           -              -
Preferred dividend accrued           -             -             -             -             -        (177,981)           -
Net Income - 1995                    -             -             -             -             -         116,619            -

                             -----------   -----------   -----------   -----------   -----------   -----------    -----------
BALANCE, December 31, 1995       485,123   $     4,851    10,935,549   $   109,356   $ 7,765,904   $(7,424,560)   ($   96,370)
                             -----------   -----------   -----------   -----------   -----------   -----------    -----------
Preferred dividend accrued           -             -             -             -             -        (169,781)           -
Net Income - 1996                    -             -             -             -             -          11,580            -
                             -----------   -----------   -----------   -----------   -----------   -----------    -----------
BALANCE, December 31, 1996       485,123   $     4,851    10,935,549   $   109,356   $ 7,765,904   ($7,582,761)   ($   96,370)
                             -----------   -----------   -----------   -----------   -----------   -----------    -----------

Preferred dividend accrued           -             -             -             -             -        (169,781)           -
Net Income - 1997                    -             -             -             -             -        (248,771)           -
                             -----------   -----------   -----------   -----------   -----------   -----------    -----------
BALANCE, December 31, 1997       485,123   $     4,851    10,935,549   $   109,356   $ 7,765,904   ($8,001,313)   ($   96,370)
                             ===========   ===========   ===========   ===========   ===========   ===========    ===========



                                  Total
                               Stockholders'
                                 Equity
                               -----------
BALANCE, December 31, 1994         387,245
                               -----------
Purchase of Series A
 Preferred Stock (Note 6)           (7,702)
Reversal of Accrued
 Preferred Stock dividends          41,000
Preferred dividend accrued        (177,981)
Net Income - 1995                  116,619

                               -----------
BALANCE, December 31, 1995     $   359,181
                               -----------
Preferred dividend accrued        (169,781)
Net Income - 1996                   11,580
                               -----------
BALANCE, December 31, 1996     $   200,980
                               -----------

Preferred dividend accrued        (169,781)
Net Income - 1997                 (248,771)
                               -----------
BALANCE, December 31, 1997     ($  217,572)
                               ===========


         The accompanying notes to the consolidated financial statements are an integral part of these statements



                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES                      1997                1996                 1995
                                                     ------------        ------------           ----------
Net income (loss) from operations                    $   (248,771)       $     11,580           $  116,619
Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
  operating activties
Provision for uncollectible note receivable                70,000             172,250                    -
Write-off of uncollectible accounts receivable                  -              18,807                    -
    Realized loss (gain) on sale of trading
     securities                                           (75,339)           (184,410)             208,814
   Unrealized loss (gain) in value
     of trading securities                                211,054             (61,271)            (363,353)
    (Increase) decrease in accounts receivable                  -                   -               (2,986)
    Decrease (Increase) in other receivables and
     current assets                                          (282)                (56)                  48
    (Decrease) increase in accounts payable and
     accrued liabilities                                        -                   -              (15,075)
   Increase (decrease) in contract deposits                     -                   -               (6,890)
   Increase in Minority Interest                                -                   -                1,691
                                                     ------------        ------------           ----------

       Net cash used in operating
         activities                                       (43,338)            (43,100)             (61,132)
                                                     ------------        ------------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                     (290,553)           (447,383)            (213,722)
   Proceeds from sale of marketable securities            375,256             484,623              246,556
       Net cash provided by investing                ------------        ------------           ----------
        activities                                         84,703              37,240               32,834
                                                     ------------        ------------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Treasury Stock Purchase                                      -                   -               (7,702)
                                                     ------------        ------------           ----------
       Net cash used in financing activities                    -                   -               (7,702)
                                                     ------------        ------------           ----------
Net increase (decrease) in cash and
   cash equivalents                                        41,365              (5,860)             (36,000)
Cash and cash equivalents -
   Beginning of Year                                        7,317              13,177               49,177
                                                     ------------        ------------           ----------
   End of Year                                       $     48,682        $      7,317           $   13,177
                                                     ============        ============           ==========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Preferred Stock Dividends Earned                  $    169,781        $    169,781           $  177,981
                                                     ============        ============           ==========
Reversal of Accrued Preferred Stock Dividends
applicable to treasury stock purchase
   (Note 6)                                          $          -        $          -            $  41,000
                                                     ============        ============           ==========

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 1997

(1)      NATURE OF BUSINESS AND CURRENT OPERATING ENVIRONMENT:
         -----------------------------------------------------

         The principal business of Cadema Corporation (the "Company") is the financing and operating of business enterprises with the potential to generate profits and cash flow. Currently the Company is exploring possible acquisitions and mergers throughout the United States and abroad, as it has done in the past, seeking to enter into new operating businesses and to use the Company's liquid assets in connection therewith. As part of this strategy, the Company entered into a joint venture agreement with Global Environmental, Inc. in December 1993. In 1995, 100% of the Company's revenues were generated from the operations of the joint venture (Note 3). The Company did not generate any revenues from operations in 1996 or 1997, and is currently pursuing additional business opportunities.

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

         Cash and Cash Equivalents
         ------------------------

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

         -----------------------------

         Revenues (cont.)
         ---------------

                  Total estimated costs are periodically revised, if necessary, to reflect changes to the original contracts and changes to total estimated contract costs based on deviations of actual cost to date from original estimates and anticipated future deviations from such original estimates. Selling, General and Administrative costs are charged to expense as incurred.

         Trading Securities
         ------------------

         In accordance with Statement of Financial Accounting Standards (SFAS) ("Statement") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" the Company classifies marketable securities as "trading" and records them at fair market value, with unrealized gains and losses reported as a component of net income (loss).

         Realized gains and losses are determined on a first-in, first-out basis.

         Loss Per Common Share
         ---------------------

         The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128). Earnings per share for the year ended December 31, 1997. SFAS No.128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share respectively. Unlike the previously reported primary earnings per share, basic earnings per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All convertible preferred stock series, options and warrants outstanding presently have an anti-dilutive effect and, accordingly, no calculations of diluted earnings per share have been presented loss per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128 (Note 6) and determined by dividing the net loss by the weighted average number of common shares outstanding during the period. There were 10,905,549 weighted average number of shares outstanding during 1997, 1996 and 1995.

         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

         Stock-Based Compensation
         ------------------------

         In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," ("Statement") which provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and the Company's stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees" (APB No. 25). FASB encourages entities to adopt the fair value-based method but does not require adoption of this method. SFAS No. 123 became effective for fiscal years beginning after December 15, 1995. The Company is continuing its current accounting policy and has adopted the "disclosure only" provisions of SFAS No. 123. SFAS No. 123 had no impact on the Company's financial position or results of operations for 1996 or 1997.

(3)      JOINT VENTURE:
         --------------

         On December 31, 1993 the Company entered into a Joint Venture Agreement with Global Environmental, Corp., a New York corporation, to create the Joint Venture entity Global Environmental Offshore Company ("Global" or "Joint Venture"). The Joint Venture Company engages in contracting for the design and installation of Air Pollution Control equipment and facilities in areas located outside the United States. Under the terms of the Joint Venture Agreement, the Company contributed $350,000 and received 51% of control of the Joint Venture.

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

         The financial statements of the Joint Venture are consolidated with the Company's results in the accompanying financial statements. The portion of the Joint Venture's income that is not applicable to the Company is recorded as Minority Interest on the Statement of Operations. That income along with Global Environmental Corp.'s capital contribution to the Joint Venture is recorded under the caption "Minority Interest in Subsidiary" on the Balance Sheet.

         Notes payable issued by Global Environmental Corp. to the Joint Venture are carried on the Balance Sheet as a Note Receivable (the "Note") and was due on December 31, 1996. Negotiations are in process for the refinancing of this note receivable. Global Environmental Corp. does not have funds available to repay the Note in full in cash and has offered to exchange its stock for the Note. Since collection of the
         Note in 1998 is not likely, the Note has been classified as long term.

         The Company has established a 70% reserve against the carrying value of the Note in recognition of the potential costs involved in liquidating any noncash settlement of this Note. Although the Company believes such 70% reserve to be adequate, the reserve is an estimate based on information presently available. The Company's estimate could change, which would result in a change in the reserve in the future.

(4)      TRADING SECURITIES:
         ------------------

         In July, 1988, the Company received stockholder approval to establish an investment program in marketable securities utilizing the excess funds generated by the proceeds of the 1987 Series A 8% Cumulative Preferred Stock offering.

         The aggregate cost and market value of trading securities at December 31, 1997 were:

                                             Aggregate         Unrealized            Unrealized                  Market
Title of Issue                                 Cost               Gains                Losses                     Value
COMMON STOCK AND EQUIVALENTS:
   Chief Consol. Mining                    $   55,780         $        -          $    (4,780)                 $   51,000
   Children's Broadcast                       175,801                  -              (84,384)                     91,417
   Cover-All Tech                              72,214            116,810                    -                     189,024
   Insignia Systems                            15,650                  -              (10,526)                      5,124
   Photran Corp.                               14,474             11,776                    -                      26,250
   Reuter Mfg.                                186,384                  -              (78,864)                    107,520
   Syntech                                    103,737                  -             (103,674)                         63
   Temtex                                     118,150                  -              (89,400)                     28,750
   Vista Tech. Inc.                            56,663                  -              (56,663)                          -
                                           ----------          ---------          -----------                  ----------
       Total                               $  798,853          $ 128,586          $  (428,291)                 $  499,148
                                           ==========          =========          ===========                  ==========

        The aggregate cost and market value of trading securities at December 31, 1996 were:

                                             Aggregate         Unrealized            Unrealized                  Market
Title of Issue                                 Cost               Gains                Losses                     Value
COMMON STOCK AND EQUIVALENTS:
   Chief Consol. Mining                    $   32,525          $  20,850          $         -                  $   53,375
   Children's Broadcast                       175,801                  -            (  71,739)                    104,062
   Cover-All Tech                              29,908                 92                    -                      30,000
   Provident Amer'n                           257,247            204,753                    -                     462,000
   Streicher Mobil Wts                         34,188              8,937                    -                      43,125
   Syntech Int'l                              103,737                  -            ( 103,612)                        125
   Temtex                                     118,150                  -            (  91,270)                     26,880
   Vista Tech. Inc.                            56,663                  -            (  56,663)                          -
                                           ----------          ---------         -------------                 ----------
       Total                               $  808,219          $ 234,632           $ (323,284)                 $  719,567
                                           ==========          =========          ============                 ==========

         Proceeds from sales of trading securities during 1997 were $375,256. Gross gains on those sales were $75,339 and gross losses were $0. During 1997 net unrealized losses on trading securities of $211,054 were credited to 1997 earnings. In 1996, proceeds from sales of trading securities were $484,623. Gross gains on those sales were $184,410 and gross losses were $0. During 1996 net unrealized gains on trading securities of $61,271 were credited to 1996 earnings.

(5)      INCOME TAXES:
         -------------

         As of December 31, 1997, the Company had available net operating loss carryforwards of approximately $5,000,000 which may be carried forward to reduce future taxable income. These carryforwards expire in varying amounts from 1998 to 2011. Approximately $2,000,000 of these carryforwards were generated prior to a 1986 merger ( with Cadema , Inc.) and may not be fully utilized by the Company unless certain conditions are met.

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

         Total income tax expense (benefit) amounted to $ -0- in 1997, 1996 and 1995 (effective tax rates of 0% in each year) compared to income tax expense (benefit) of ($85,000) $4,000 and $40,000 and computed by applying the statutory rate of 34.0% to income (loss) before income taxes. These differences are accounted for as follows:

                                                                                  1997
                                                                                  ----
                                                                                           Percent of Pretax Income
                                                                      Amount                        (Loss)
                                                             --------------------------    --------------------------
          Computed "expected" tax benefit                              ($85,000)                    (34.0%)
          Decrease in benefit due to valuation allowance                 85,000                      34.0%
          provided for deferred tax assets
                                                             --------------------------    --------------------------
                                                                              -                          0%
                                                             ==========================    ==========================

                                                                                  1996
                                                                                  ----
                                                                                                 Percent of
                                                                      Amount                     Pretax Income
                                                             --------------------------    --------------------------
          Computed "expected" tax expense                         $       4,000                       34.0%
          Decrease in expense due to valuation allowance
          provided for deferred tax assets                               (4,000)                     (34.0%)
                                                             --------------------------    --------------------------
                                                                  $           -                          0%
                                                             ==========================    ==========================

                                                                                 1995
                                                                                 ----

                                                                      Amount                 Percent of Pretax Loss
                                                             --------------------------    --------------------------
          Computed "expected" tax expense                         $      40,000                       34.0%
          Decrease in expense due to valuation allowance
          provided for deferred tax assets
                                                                        (40,000)                     (34.0)
                                                             --------------------------    --------------------------
                                                                  $       -                              0%
                                                             ==========================    ==========================


Deferred income tax assets (liabilities) result from differences in the recognition of revenues and expenses for income tax and financial reporting purposes.

         ------------
         The net deferred tax assets at December 31, 1997 and 1996, include the following:

                                                                  1997           1996
                                                             -----------     -----------
          Deferred tax asset                                 $ 1,837,000     $ 1,781,000

          Valuation allowance for deferred tax asset
                                                              (1,837,000)     (1,781,000)
                                                             -----------     -----------

                                                                       0     $         0
                                                             ===========     ===========

         The Company has recorded a valuation allowance for its entire net deferred tax asset at December 31, 1997 and 1996 since management believes that it is more likely than not that the deferred tax asset will not be realized.

         The tax effect of major temporary differences that gave rise to the Company's net deferred tax assets at December 31, 1997 and 1996 are as follows:

                                                                  1997           1996
                                                             -----------     --------------
          Net operating loss carryforward                    $ 1,652,000     $    1,692,000
          Unrealized losses on marketable
             securities                                          102,000             30,000
          Allowance for uncollectible note receivable
                                                                  83,000             59,000
                                                             -----------     --------------

                                                             $ 1,837,000     $    1,781,000
                                                             ===========     ==============

(6)      NET LOSS AND STOCKHOLDERS' EQUITY:
         ---------------------------------

         Loss Per Share
         --------------

         The following is a reconciliation of the numerator and denominator of the Basic loss per share computation.

                                              1997                1996             1995
                                            ---------          ----------      -----------
   Numerator for Basic
   Loss Per Share:
     Net Income (Loss)                      ($248,771)         $   11,580      $   116,619

   Less Preferred Stock
     Dividends                               (169,781)           (169,781)        (177,981)
                                            ---------          ----------      -----------

   Net loss applicable to
     common shareholders                    ($418,552)          ($158,201)        ($61,362)
                                           ==========          ==========       ==========

   Denominator for Basic
   Loss Per Share:
     Weighted average shares               10,905,549          10,905,549       10,905,549
                                           ==========          ==========       ==========

   Basic loss per share                         ($.04)              ($.01)           ($.01)
                                           ==========          ==========       ==========


         --------------------

         Public Offering - Preferred stock
         ---------------------------------

         In 1987, the Company completed a public offering of 1,000,000 shares of Series A 8% Cumulative Convertible Preferred Stock ( "Series A Preferred Stock"). The preferred stock is convertible into common stock, at any time, at the option of the holder, beginning January 28, 1988. The conversion ratio is based upon the original price of the preferred stock of $5.00 in relation to the conversion price of $2.00 (initial conversion ratio of 2.5 to 1) which increased to $2.40 on July 28, 1989 (conversion ratio 2.08 to 1) and increased to $2.80 on July 28, 1991, (conversion ratio of 1.79 to 1) subject to adjustment under certain conditions. Each share of the preferred stock is entitled to one vote and an annual cumulative dividend of $.40 per share, which is payable semiannually in cash or common stock. The first year's dividend was paid in cash from proceeds of the offering. Subsequent dividends through December 1992 were paid in common stock of the Company. Dividends accrued since January 1993 remain unpaid.

         The Series A Preferred Stock is redeemable at the option of the Company at any time after July 28, 1989, in whole or in part, at a redemption price of $5.40 per share, subject to certain conditions. In addition, the Series A Preferred Stock is also redeemable, upon 30 days notice beginning July 28, 1988, if during any period of 30 consecutive trading days the market price for the Company's common stock is at least $3.00. At December 31, 1997, 514,877 shares have been converted into common stock or redeemed.

         The Series B Preferred Stock has identical preferences and privileges to the Series A Preferred Stock, except that the Series B Preferred Stock is not subject to redemption by the Company. The Company has been authorized to issue up to 150,000 shares of Series B Preferred Stock. At December 31, 1997 and 1996, no shares of Series B Preferred Stock were issued and outstanding.

         No dividends were declared in 1997, 1996 or 1995. However, dividends on Series A 8% Preferred Stock of $.40 per share payable in cash or Cadema Corporation common stock do accumulate and as such the accompanying 1997, 1996 and 1995 financial statements reflect the accrual of this dividend.

         -------------------

         Other Options
         -------------

         The Company had also granted options to purchase a total of 250,000 shares of common stock to directors, which are not part of the 1986 Option Plan but have terms similar to the 1986 Plan. These options expired in June, 1996.

         Treasury Stock
         --------------

         The Company held 30,000 and 60,670 shares of Common Stock and Series A Preferred Stock, respectively in its treasury as of December 31,1997. In 1995 the company acquired 41,000 shares of Series A Preferred Stock at market price, $ 7,702. In connection with the 1995 purchase, accrued but unpaid dividends totaling $ 41,000 were credited to additional paid-in capital.

         1986 Stock Option Plan
         ----------------------

         In 1986, the shareholders and Board of Directors adopted and approved the 1986 Stock Option Plan ("1986 Plan") which reserves 600,000 shares of the Company's Common Stock for issuance to key employees and directors. The options are exercisable as determined by the 1986 Plan up to a period of 10 years from date of grant at an exercise price of not less than the fair market value at the date of grant. As of December 31, 1997, there were no options outstanding under the 1986 plan.

         -----------------------------

         Information concerning options for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:

                                               Other        Price Per       1986    Price Per
                                               Options       Share          Plan      Share
                                          ---------------------------------------------------
         AT DECEMBER 31, 1997
          Shares under option                   -                -             -           -
          Shares exercisable                    -                -             -           -
          Shares available for
           future grant                                                  600,000
         FOR THE YEAR ENDED
         DECEMBER 31, 1997
          Exercised                             -                              -           -
          Granted                               -                -             -           -
          Terminated                            -                -             -           -

         AT DECEMBER 31, 1996
          Shares under option                   -                -             -           -
          Shares exercisable                    -                -             -           -
          Shares available for future grant                              600,000
         FOR THE YEAR ENDED
         DECEMBER 31, 1996
          Exercised                             -                              -           -

          Granted                               -                -             -           -
          Terminated                      250,000             $.22             -           -

         AT DECEMBER 31, 1995
          Shares under option             250,000             $.22             -           -
          Shares exercisable              250,000             $.22             -           -
          Shares available for
           future grant                                                  600,000
         FOR THE YEAR ENDED
         DECEMBER 31, 1995
          Exercised                             -                -             -           -
          Granted                               -                -             -           -
          Terminated                            -                -

         WARRANTS - In 1983, 744,900 stock purchase warrants were issued to stockholders of record. One warrant was issued for every five shares of common stock held by holders of 500 or more shares and were exercisable at the price of $5 per share. The warrants had an initial expiration date of November, 1984 which has been extended by the Company through June 30, 1999. None of these warrants have been exercised as of December 31, 1997.

         As of December 31, 1997, the Company has reserved 2,420,772 shares of commom stock for possible future issuance resulting from conversion of preferred stock and exercise of warrants and stock options.

                                    SIGNATURES
                                    ----------

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereto duly authorized.


                               CADEMA CORPORATION


Dated:                            March   12, 1998


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


/s/ Roger D. Bensen                                      March 12, 1998
-------------------                                      ---------------
ROGER D. BENSEN
Chairman of the Board and Chief
Executive Officer and Director






/s/ Richard Ames                                          March 16, 1998
----------------                                          --------------
RICHARD B. AMES
Director