Form 10QSB
period 1998-03-31
CADEMA CORP
filed 1998-05-11
CIK 318951

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the period ended March 31, 1998.

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

There were 10,905,549 shares of the Registrant's common stock outstanding as of April 30, 1998.

                              CADEMA CORPORATION
                                   FORM 10-QSB

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1 - Financial Statements                                3
           Balance Sheets - March 31, 1998 and
           December 31, 1997

         Statements of Operations - Three months ended                4
           March 31, 1998 and March 31, 1997

         Statements of Cash Flows - Three months ended                5
           March 31, 1998 and March 31, 1997

         Notes to Financial Statements                              6-8

         Item 2 - Management's Discussion and Analysis of           8-9
           Financial Condition and Results of Operations

PART II. OTHER INFORMATION

         Signatures                                                  10

         Exhibit 27                                                  11


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

     These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. Management believes that the disclosures are adequate to make the information presented herein not misleading.

                        CADEMA CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

           ASSETS                           March 31, 1998    December 31, 1997
           ------                           --------------    -----------------

CURRENT ASSETS:

  Cash and cash equivalents                   $    43,789       $    48,682
  Trading securities (Cost $787,242 in
   1998 and $761,446 in 1997)
   (Note 2)                                       479,063           499,148
  Accounts receivable                                 -
  Other current assets                                840             1,050
                                              -----------       -----------

     TOTAL CURRENT ASSETS                         523,692           548,880

  NOTE RECEIVABLE less allowance for bad
   debt of $242,250 in 1998 and 1997              102,750           102,750
                                              -----------       -----------

     TOTAL ASSETS                             $   626,442       $   651,630
                                              ===========       ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

CURRENT LIABILITIES:

  Accounts Payable                            $       -         $       -
  Accrued liabilities                              13,000            13,000
                                              -----------       -----------

     TOTAL CURRENT LIABILITIES                     13,000            13,000

Accrued dividends on preferred stock              891,352           848,906
Minority Interest in Subsidiary (Note 3)            7,296             7,296
                                              -----------       -----------

     TOTAL LIABILITIES                            911,648           869,202
                                              -----------       -----------

STOCKHOLDERS' EQUITY
Series A 8% Cumulative Convertible
  Preferred Stock, par value $.01 per
  share authorized 5,000,000 shares;
  issued 485,123 shares in 1998 and 1997            4,851             4,851
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per
  share, authorized, 150,000 shares,
  none issued                                         -                 -
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares, issued            109,356           109,356
  10,935,549 shares in 1998 and 1997
Additional paid-in capital                      7,765,904         7,765,904
Accumulated deficit                            (8,068,947)       (8,001,313)
Less:  Treasury stock at cost
   Common shares                                  (75,000)          (75,000)
   Preferred shares                               (21,370)          (21,370)
                                              -----------       -----------

     TOTAL STOCKHOLDERS' EQUITY                  (285,206)         (217,572)
                                              -----------       -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                    $   626,442       $   651,630
                                              ===========       ===========

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31


                                                        1998                1998
                                                        ----                ----

REVENUE (Note 2)                                    $       -          $       -
COST OF GOODS SOLD                                          -                  -
                                                    -----------        -----------

         GROSS PROFIT                                       -                  -

OPERATING EXPENSES:
         General and administrative                       8,851              5,147
                                                    -----------        -----------

                  Total operating expenses                8,851              5,147
                                                    -----------        -----------

                  Loss from operations                   (8,851)            (5,147)

OTHER INCOME (EXPENSE):
         Trading securities
         Transactions (Note 2)
           Realized gains (losses)                       (8,382)            22,525
           Change in unrealized losses                   (8,474)          (176,405)
         Dividend income                                    518                180
                                                    -----------        -----------
                  Total other income (expense)          (16,338)          (153,700)
                                                    -----------        -----------

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES              (25,189)          (158,847)

PROVISION FOR INCOME TAXES                                  -                  -
                                                    -----------        -----------

NET INCOME (LOSS)                                       (25,189)          (158,847)

PREFERRED DIVIDENDS EARNED                               42,445             42,445
                                                    -----------        -----------

NET (LOSS) APPLICABLE TO
         COMMON STOCKHOLDERS (Note 2)                   (67,634)          (201,292)
                                                    ===========        ===========

WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING (Note 2)                        10,905,549         10,905,549

LOSS PER COMMON SHARE
         BASIC AND DILUTED                                 (.01)              (.02)
                                                    ===========        ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED MARCH 31, 1998


CASH FLOWS FROM OPERATING ACTIVITIES                                  1998           1997
                                                                    --------       ---------

Net income (loss) from operations                                   $(25,189)      $(158,847)
Adjustments to reconcile net income
  (loss) to net cash provided by (used in) operating activties
   Realized loss (gain) on sale of trading
     securities                                                        8,382         (22,525)
   Unrealized loss (gain) in value
     of trading securities                                             8,476         176,405
   Decrease (Increase) in other receivables and
     current assets                                                      210             288
   Elimination of joint venture investment                               -               -
    (Decrease) increase in accounts payable and
     accrued liabilities                                                 -               -
                                                                    --------       ---------
       Net cash provided by (used in) continuing
        operating activities                                          (8,121)         (4,679)
                                                                    --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                 (44,170)            -
   Proceeds from sale of marketable securities                        47,398          69,297
                                                                    --------       ---------
       Net cash provided by (used in) investing activities             3,228          69,297
                                                                    --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Treasury Stock Purchase                                               -               -
                                                                    --------       ---------
       Net cash (used in)
        financing activities                                             -               -
                                                                    --------       ---------
Net increase (decrease) in cash and
   cash equivalents                                                   (4,893)         64,618
Cash and cash equivalents -
   Beginning of Period                                                48,682           7,317
                                                                    --------       ---------
Cash and cash equivalents -
   End of Period                                                    $ 43,789       $  71,935
                                                                    ========       =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Preferred Stock Dividends Earned                                 $ 42,445       $  42,445
                                                                    ========       =========


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS IN THE PERIOD ENDED MARCH 31, 1998

(1)  NATURE OF BUSINESS AND CURRENT OPERATING ENVIRONMENT:

     The principal business of Cadema Corporation (the "Company") is the financing and operating of business enterprises with the potential to generate profits and cash flow. Currently the Company is exploring possible acquisitions and mergers throughout the United States and abroad, as it has done in the past, seeking to enter into new operating businesses and to use the Company's liquid assets in connection therewith. As part of this strategy, the Company entered into a joint venture agreement with Global Environmental, Inc. in December 1993. The Company did not generate any revenues from operations in 1998 or 1997, and is currently pursuing additional contracts.

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

     NET INCOME (LOSS) PER SHARE BASIC AND DILUTED

     Net income (loss) per share is calculated in accordance with SFAS No. 128. Basic earnings per share is calculated using net income less preferred stock dividend, divided by the weighted overage number of shares of common stock outstanding during the period, stock options outstanding are not included. Diluted earnings per share extends this calculation include the dilutive effect of preferred stock, options and warrants. Currently, all Cadema preferred stock, options and warrants have an anti-dilutive effect, which by rule excludes them, and result in the two per share calculations being equal for this period.

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

     Notes payable issued by Global Environmental Corp. to the Joint Venture are carried on the Balance Sheet as Notes Receivable and were due on December 31, 1996. Negotiations are in process for the refinancing of the note. As collection of the note in 1998 is not likely, the note has been classified as long-term.

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

     RESULTS OF OPERATIONS

     There were no revenues in the first three months of 1998, as the Company's operating subsidiary Global Environmental Offshore Company had no revenue activity. In 1997, the operating activity of Global Environment Offshore Company produced no revenues in the same period.

     Operating expenses for the first three months of 1998 were $8,851 and represented administrative expenses of the parent Company. These expenses exceeded 1997 first quarter operating expense of $5,147.

     Other income in this first quarter totaled a loss of $16,338 as compared to a 1997 loss of $153,700. This contrast is due to a larger unrealized loss on the company's Investment Portfolio in 1997 as compared to the same period of 1998.

     The net loss applicable to common stock for the first quarter, after an accrual for a Preferred Stock dividend, was $67,634 or $.01 per share. For the same quarter of the prior year, poorer performance by the Company's securities portfolio resulted in a loss of $201,292 or $.02 per share to be recognized.


     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and working capital decreased by $16,188 to $519,692 in the first quarter of 1998 due primarily to the performance of the Company's marketable securities portfolio.

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



                               CADEMA CORPORATION

Dated:  May 7, 1998            By:  /s/ Roger D. Bensen
                                   ---------------------------------------------
                                        ROGER D. BENSEN
                                        Chairman of the Board and
                                        Chief Executive Officer