Form 10QSB
period 1998-06-30
CADEMA CORP
filed 1998-08-07
CIK 318951

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the period ended June 30, 1998.

                                       or

___ Transition Report Pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

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

There were 10,905,549 shares of the Registrant's common stock outstanding as of June 30, 1998.

                               CADEMA CORPORATION
                                   FORM 10-QSB

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1 - Financial Statements                          3
            Balance Sheets - June 30, 1998 and
            December 31, 1997

         Statements of Operations - Six months ended            4
            June 30, 1998 and June 30, 1997

         Statements of Operations - Three months ended          5
            June 30, 1998 and June 30, 1997

         Statements of Cash Flows - Six months ended            6
            June 30, 1998 and June 30, 1997

         Notes to Financial Statements                          7

         Item 2 - Management's Discussion and Analysis of       9
            Financial Condition and Results of Operations

PART II. OTHER INFORMATION

         Signatures                                            11

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

                        CADEMA CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                ASSETS                                            June 30, 1998    December 31, 1997
                ------                                            -------------    -----------------

CURRENT ASSETS:

 Cash and cash equivalents                                        $    43,751        $    48,682
 Trading securities (Cost $771,592 in                                 375,123            499,148
 1998 and $761,446 in 1997)
  (Note 2)
 Accounts receivable                                                       --
 Other current assets                                                     630              1,050
                                                                  -----------        -----------

     TOTAL CURRENT ASSETS                                             419,504            548,880

 NOTE RECEIVABLE less allowance for bad
   debt of $242,250 in 1998 and 1997
                                                                      102,750            102,750
                                                                  -----------        -----------

     TOTAL ASSETS                                                 $   522,254        $   651,630
                                                                  ===========        ===========

   Liabilities And Stockholders' Equity
   ------------------------------------

CURRENT LIABILITIES:

 Accounts Payable                                                 $        --        $        --
 Accrued liabilities                                                   13,000             13,000
                                                                  -----------        -----------

     TOTAL CURRENT LIABILITIES                                         13,000             13,000

Accrued dividends on preferred stock                                  933,797            848,906
Minority Interest in Subsidiary (Note 3)                                7,296              7,296
                                                                  -----------        -----------

     TOTAL LIABILITIES                                                954,093            869,202
                                                                  -----------        -----------
STOCKHOLDERS' EQUITY
Series A 8% Cumulative Convertible
  Preferred Stock, par value $.01 per share authorized                  4,851              4,851
5,000,000 shares; issued 485,123 shares in 1998 and 1997
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per                                     --                 --
  share, authorized, 150,000 shares,
  none issued
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares, issued                                109,356            109,356
  10,935,549 shares in 1998 and 1997
Additional paid-in capital                                          7,765,904          7,765,904
Accumulated deficit                                                (8,215,580)        (8,001,313)
Less:  Treasury stock at cost
   Common shares                                                      (75,000)           (75,000)
   Preferred shares                                                   (21,370)           (21,370)
                                                                  -----------        -----------

     TOTAL STOCKHOLDERS' EQUITY                                      (431,839)          (217,572)
                                                                  -----------        -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                        $   522,254        $   651,630
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

                        CADEMA CORPORATION AND SUBSIDIARY
                        ---------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                        FOR THE SIX MONTHS ENDED JUNE 30
                        --------------------------------

                                                            1998               1997
                                                            ----               ----
REVENUE (Note 2)                                        $    --             $    --
COST OF GOODS SOLD                                           --                  --
                                                        ------------        ------------

      GROSS PROFIT                                           --                  --

OPERATING EXPENSES:
      General and administrative                              17,340              12,982
                                                        ------------        ------------

            Total operating expenses                          17,340              12,982
                                                        ------------        ------------

            Loss from operations                             (17,340)            (12,982)

OTHER INCOME (EXPENSE):
      Trading securities
      Transactions (Note 2)
        Realized gains (losses)                              (16,232)             75,339
        Change in unrealized losses                          (96,764)           (207,552)
      Dividend income                                            960               1,524
                                                        ------------        ------------
            Total other income (expense)                    (112,036)           (130,689)
                                                        ------------        ------------

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES                  (129,376)           (143,671)

PROVISION FOR INCOME TAXES                                   --                  --
                                                        ------------        ------------

NET INCOME (LOSS)                                           (129,376)           (143,671)

PREFERRED DIVIDENDS EARNED                                    84,891              84,891
                                                        ------------        ------------

NET (LOSS) APPLICABLE TO
     COMMON STOCKHOLDERS (Note 2)                           (214,267)           (228,562)
                                                        ============        ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING (Note 2)                                 10,905,549          10,905,549

LOSS PER COMMON SHARE
     BASIC AND DILUTED                                          (.02)               (.02)
                                                        ============        ============



           The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                        ---------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                       FOR THE THREE MONTHS ENDED JUNE 30
                       ----------------------------------

                                                  1998                 1997
                                                  ----                 ----

REVENUE (Note 2)                              $    --             $    --
COST OF GOODS SOLD                                 --                  --
                                              ------------        ------------

     GROSS PROFIT                                  --                  --

OPERATING EXPENSES:
     General and administrative                      8,489               7,835
                                              ------------        ------------

           Total operating expenses                  8,489               7,835
                                              ------------        ------------

           Loss from operations                     (8,489)             (7,835)

OTHER INCOME (EXPENSE):
     Trading securities
     Transactions (Notes 2)
           Realized gains (losses)                  (7,850)             52,814
           Change in unrealized losses             (88,290)            (31,147)
     Dividend income                                   442               1,344
                                              ------------        ------------
           Total other income (expense)             95,698              23,011
                                              ------------        ------------

INCOME (LOSS) FROM OPERATIONS                     (104,187)             15,176

PROVISION FOR INCOME TAXES                         --                  --
                                              ------------        ------------

NET LOSS                                          (104,187)             15,176

PREFERRED DIVIDENDS EARNED                          42,446              42,446
                                              ------------        ------------

NET LOSS APPLICABLE TO
     COMMON STOCKHOLDERS (Note 2)             $   (146,633)       $    (27,270)
                                              ============        ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING (Note 2)                       10,905,549          10,905,549

LOSS PER COMMON AND SHARE
     BASIC AND DILUTED                        $       (.01)       $       (.00)
                                              ============        ============


           The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                        ---------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
          FOR EACH OF THE SIX MONTHS IN THE PERIOD ENDED JUNE 30, 1998
          ------------------------------------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES                           1998             1997
                                                            ---------        ----------

Net income (loss) from operations                           $(129,376)       $(143,671)
Adjustments to reconcile net income
   (loss) to net cash provided by (used in) operating
   activities
    Realized loss (gain) on sale of trading
     securities                                                16,232          (75,339)
    Unrealized loss (gain) in value
     of trading securities                                     96,764          207,552
    Decrease (Increase) in other receivables and
     current assets                                               420              576
   Elimination of joint venture investment                      --               --
    (Decrease) increase in accounts payable and
     accrued liabilities                                        --             (13,000)
                                                            ---------        ---------
       Net cash provided by (used in) continuing
        operating activities                                  (15,960)         (23,882)
                                                            ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                          (44,170)        (282,652)
   Proceeds from sale of marketable securities                 55,199          375,256
                                                            ---------        ---------
       Net cash provided by (used in) investing
        activities                                             11,029           92,604
                                                            ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Treasury Stock Purchase                                      --               --
                                                            ---------        ---------
       Net cash (used in)
        financing activities                                    --               --
                                                            ---------        ---------

Net increase (decrease) in cash and
   cash equivalents                                            (4,931)          68,722
Cash and cash equivalents -
   Beginning of Period                                         48,682            7,317
                                                            ---------        ---------
Cash and cash equivalents -
   End of Period                                            $  43,751        $  76,039
                                                            =========        =========
SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Preferred Stock Dividends Earned                         $  84,891        $  84,891
                                                            =========        =========


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS IN THE PERIOD ENDED JUNE 30, 1998

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

     NET INCOME (LOSS) PER SHARE BASIC AND DILUTED

     Net income (loss) per share is calculated in accordance with SFAS No. 128. Basic earnings per share is calculated using net income less preferred stock dividend, divided by the weighted overage number of shares of common stock outstanding during the period, stock options outstanding are not included. Diluted earning per share extends this calculation to include the dilutive effect of preferred stock, options and warrants. Currently all Cadema preferred stock, options and warrants have an anti-dilutive effect, which by rule excludes them, and result in the two per share definitions being equal for this period.

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

     RESULTS OF OPERATIONS

     There were no revenues in the first six months of 1998, as the Company's operating subsidiary Global Environmental Offshore Company had no revenue activity. In 1997, the operating activity of Global Environment Offshore Company produced no revenues in the same period.

     Operating expenses for the first six months of 1998 were $17,340 and represented administrative expenses of the parent Company. These expenses exceeded 1997 first half operating expense of $12,982.

     Other income in this first half totaled a loss of $112,376 as compared to a 1997 loss of $130,689. This contrast is due to a larger unrealized loss on the company's Investment Portfolio in 1997 as compared to the same period of 1998.

     The net loss applicable to common stock for the first half, after an accrual for a Preferred Stock dividend, was $214,267 or $.02 per share. For the same period of the prior year, a comparable loss of $228,562 or $.02 per share was recognized.

     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and working capital decreased by $129,376 to $406,504 in the first half of 1998 due primarily to the performance of the Company's marketable securities portfolio.

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

                               CADEMA CORPORATION

Dated:  July 21, 1998          By:  /s/ Roger D. Bensen
                                   ----------------------------------
                                        Roger D. Bensen
                                        Chairman of the Board and
                                        Chief Executive Officer