Form 10QSB
period 1998-09-30
CADEMA CORP
filed 1998-11-12
CIK 318951

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

(Mark One)

  X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of 1934

For the period ended September 30, 1998.

                                       or

_____ Transition Report Pursuant to Section 13 OR 15 (D) of the Securities Exchange Act of 1934

For the transition period from ______________  to  _____________ .

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

Registrant's telephone number, including area code: (203) 854-6711
                                                    --------------
(Former name, former address and former fiscal year, if changed since last report. ) - N/A

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

There were 10,905,549 shares of the Registrant's common stock outstanding as of October 30, 1998.

                               CADEMA CORPORATION
                                   FORM 10-QSB

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1 - Financial Statements                              3
          Balance Sheets - September 30, 1998 and
          December 31, 1997

         Statements of Operations - Nine months ended               4
          September 30, 1998 and September 30, 1997

         Statements of Operations - Three months                    5
          ended September 30, 1998 and September 30, 1997

         Statements of Cash Flows - Nine months ended               6
          September 30, 1998 and September 30, 1997

         Notes to Financial Statements                              7

         Item 2 - Management's Discussion and Analysis of           9
          Financial Condition and Results of Operations

PART II. OTHER INFORMATION

         Signatures                                                11

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

                       CADEMA CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

        ASSETS                                  SEPTEMBER 30, 1998    DECEMBER 31,1997
        ------                                  ------------------    ----------------

CURRENT ASSETS:

Cash and cash equivalents                         $    25,480           $    48,682
Trading securities (Cost $757,934 in                  270,508               499,148
1998 and $761,446 in 1997)
  (Note 2)
Accounts receivable                                        --                    --
Other current assets                                      420                 1,050
                                                  -----------           -----------

    TOTAL CURRENT ASSET                               296,408               548,880

NOTE RECEIVABLE less allowance for bad
  debt of $242,250 in 1998 and 1997                   102,750               102,750
                                                  -----------           -----------

    TOTAL ASSETS                                  $   399,158           $   651,630
                                                  ===========           ===========

Liabilities and Stockholders' Equity
------------------------------------

CURRENT LIABILITIES:

Accounts Payable                                  $        --                    --
Accrued liabilities                                        --                13,000
                                                  -----------           -----------

    TOTAL CURRENT LIABILITIES                              --                13,000

Accrued dividends on preferred stock                  976,242               848,906
Minority Interest in Subsidiary (Note 3)                7,296                 7,296
                                                  -----------           -----------

    TOTAL LIABILITIES                                 983,538               869,202
                                                  -----------           -----------


STOCKHOLDERS' EQUITY
Series A 8% Cumulative Convertible
  Preferred Stock, par value $.01 per                   4,851                 4,851
  share authorized 5,000,000 shares;
  issued 485,123 shares in 1998 and 1997
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per                     --                    --
  share, authorized, 150,000 shares,
  none issued
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares, issued                109,356               109,356
  10,935,549 shares in 1998 and 1997
Additional paid-in capital                          7,765,904             7,765,904
Accumulated deficit                                (8,368,121)           (8,001,313)
Less: Treasury stock at cost
  Common shares                                       (75,000)              (75,000)
  Preferred shares                                    (21,370)              (21,370)
                                                  -----------           -----------

    TOTAL STOCKHOLDERS' EQUITY                       (584,380)             (217,572)
                                                  -----------           -----------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                         $   399,158           $   651,630
                                                  ===========           ===========


     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                        ---------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                     --------------------------------------

                                                        1998                   1997
                                                        ----                   ----
REVENUE (NOTE 2)                                    $        --           $        --
COST OF GOODS SOLD                                           --                    --
                                                    -----------           -----------
     GROSS PROFIT                                            --                    --

OPERATING EXPENSES:
     General and administrative                          23,863                22,594
                                                    -----------           -----------
       Total operating expenses                          23,863                22,594
                                                    -----------           -----------
       Loss from operations                             (23,863)              (22,594)

OTHER INCOME (EXPENSE):
     Trading securities
     Transactions (Note 2)
      Realized gains (losses)                           (29,256)               75,339
      Change in unrealized losses                      (187,721)             (191,965)
     Dividend income                                      1,368                 2,458
                                                    -----------           -----------
       Total other income (expense)                    (215,609)             (114,168)
                                                    -----------           -----------
INCOME (LOSS) FROM OPERATIONS BEFORE TAXES             (239,472)             (136,762)

PROVISION FOR INCOME TAXES                                   --                    --

NET INCOME (LOSS)                                      (239,472)             (136,762)

PREFERRED DIVIDENDS EARNED                              127,336               127,336
                                                    -----------           -----------
NET (LOSS) APPLICABLE TO
     COMMON STOCKHOLDERS (Note 2)                      (366,808)             (264,098)
                                                    ===========           ===========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING (Note 2)                            10,905,549            10,905,549

LOSS PER COMMON SHARE
     BASIC AND DILUTED                                     (.03)                 (.02)
                                                    ===========           ===========


           The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                        ---------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30
                     ---------------------------------------



                                                     1998                    1997
                                                     ----                    ----

REVENUE (Note 2)                                $         --           $         --
COST OF GOODS SOLD                                        --                     --
                                                ------------           ------------

     GROSS PROFIT                                         --                     --

OPERATING EXPENSES:
     General and administrative                        6,523                  9,612
                                                ------------           ------------
          Total operating expenses                     6,523                  9,612
                                                ------------           ------------
          Loss from operations                        (6,523)                (9,612)

OTHER INCOME (EXPENSE):
     Trading securities
     Transactions (Notes 2)
       Realized gains (losses)                       (13,024)                    --
       Change in unrealized losses                   (90,957)                15,587
     Dividend income                                     408                    934
                                                ------------           ------------
          Total other income (expense)               103,573                 16,521
                                                ============           ============

INCOME (LOSS) FROM OPERATIONS                       (110,096)                 6,909

PROVISION FOR INCOME TAXES                                --                     --
                                                ------------           ------------

NET INCOME (LOSS)                                   (110,096)                 6,909

PREFERRED DIVIDENDS EARNED                            42,445                 42,445
                                                ------------           ------------

NET LOSS APPLICABLE TO
     COMMON STOCKHOLDERS (Note 2)               $   (152,541)          $    (35,536)
                                                ============           ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING (Note 2)                         10,905,549             10,905,549

LOSS PER COMMON AND SHARE
     BASIC AND DILUTED                          $       (.01)          $       (.00)
                                                ============           ============



           The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                        ---------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
       FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED SEPTEMBER 30, 1998
       ------------------------------------------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES                            1998                1997
                                                                ----                ----
Net income (loss) from operations                            $(239,472)          $(136,762)
Adjustments to reconcile net income
  (loss) to net cash provided by (used in) operating
  activities
   Realized loss (gain) on sale of trading
    securities                                                  29,256             (75,339)
   Unrealized loss (gain) in value
    of trading securities                                      187,721             191,965
   Decrease (Increase) in other receivables and
    current assets                                                 630                 768
   Elimination of joint venture investment                          --                  --
    (Decrease) increase in accounts payable and
     accrued liabilities                                       (13,000)            (13,000)
                                                             ---------           ---------
      Net cash provided by (used in) continuing
       operating activities                                    (34,865)            (32,368)
                                                             ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                            (57,787)           (282,652)
  Proceeds from sale of marketable securities                   69,450             375,256
                                                             ---------           ---------
    Net cash provided by (used in) investing
      activities                                                11,663              92,604
                                                             ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Treasury Stock Purchase                                           --                  --
                                                             ---------           ---------
    Net cash (used in)
     financing activities
                                                                    --                  --
                                                             ---------           ---------
Net increase (decrease) in cash and
  cash equivalents                                             (23,202)             60,236
Cash and cash equivalents -
   Beginning of Period                                          48,682               7,317
                                                             ---------           ---------
Cash and cash equivalents -
   End of Period                                             $  25,480           $  67,553
                                                             =========           =========
SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
    Preferred Stock Dividends Earned                         $ 127,336           $ 127,336
                                                             =========           =========



     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
                               ------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
               NINE MONTHS IN THE PERIOD ENDED SEPTEMBER 30, 1998
               --------------------------------------------------

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

     NET INCOME (LOSS) PER SHARE BASIC AND DILUTED

     Net income (loss) per share is calculated in accordance with SFAS No. 128. Basic earnings per share is calculated using net income less preferred stock dividend, divided by the weighted average number of shares of common stock outstanding during the period, stock options outstanding are not included. Diluted earning per share extends this calculation to include the dilutive effect of preferred stock, options and warrants. Currently all Cadema preferred stock, options and warrants have an anti-dilutive effect, which by rule excludes them, and result in the two per share definitions being equal for this period.

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

RESULTS OF OPERATIONS

There were no revenues in the first nine months of 1998, as the Company's operating subsidiary Global Environmental Offshore Company had no revenue activity. In 1997, the operating activity of Global Environment Offshore Company produced no revenues in the same period.

Operating expenses for the first nine months of 1998 were $23,863 and represented administrative expenses of the parent Company. These expenses exceeded 1997 first half operating expense of $22,594.

Other income in the first nine months totaled a loss of $215,609 as compared to a 1997 loss of $114,168. This contrast is due to a larger losses on the company's Investment Portfolio in 1997 as compared to the same period of 1998.

The net loss applicable to common stock for the first nine months, after an accrual for a Preferred Stock dividend, was $366,808 or $.03 per share. For the same period of the prior year, a better performance by the Company's Investment Portfolio resulted loss of $264,098 or $.02 per share was recognized.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and working capital decreased by $239,472 to $296,408 in the first half of 1998 due primarily to the performance of the Company's marketable securities portfolio.

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

                               CADEMA CORPORATION

Dated: October 30, 1998 By:       By: /s/ Roger D. Bensen
                                     --------------------------------
                                          ROGER D. BENSEN
                                          Chairman of the Board and
                                          Chief Executive Officer