Form 10KSB40
period 1998-12-31
CADEMA CORP
filed 1999-03-26
CIK 318951

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---        EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998.

              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   ---        EXCHANGE ACT OF 1934 For the transition period from ________ to
              ________.

              Commission File No. 0-9614

                               CADEMA CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          DELAWARE                                          88-0160741
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  No.)

                           c/o Number One Corporation
                     50 Washington Street, Norwalk CT 06854
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)         (Zip Code)

Issuer's telephone number, including area code: (203) 854-6711
                                                ---------------

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

State issuer's revenues for its most recent fiscal year $ 0 . As of February 28, 1999, the aggregate market value of common stock held by non-affiliates of the registrant, based on the average of the bid and asked prices of such stock as reported by the National Association of Securities Dealers, Inc. on such date, was approximately $ 109,055.

There were 10,905,549 shares of the Registrant's common stock outstanding as of February 26, 1999.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one):
Yes                      No     X
    -------------------     --------------

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

     From 1986 until July 1992, the Company's business had been the sale of medical products cleared by the Food and Drug Administration (FDA) and the development of new products for which FDA clearance was sought. In 1987, the Company raised approximately $3,900,000 in net proceeds through the public sale of preferred stock to finance these operations. The Company left the medical products business with the sale of its medical product lines in 1990 and 1992.

     On July 15, 1992, the Company acquired SuperCads, Inc. (known by its business name of "Cognition") and its primary business changed to computer software products. Cognition was sold in May 1993, and with this sale the Company no longer engaged in the computer software business.

     On December 31, 1993, the Company entered into a Joint Venture Agreement with Global Environmental Corp. which created Global Environmental Offshore Company ("Global") which previously engaged in contracting for the design and installation of air pollution control equipment and facilities in areas located outside the United States. Global previously provided design, assembly and project management services related to the construction of air pollution control systems. Global's business was inactive during fiscal 1998. Cadema owns 51% of Global.

     Unless the context otherwise indicates, all references herein to Cadema or the Company include Cadema Corporation and its subsidiary and predecessors.

     The Company is still exploring other possible acquisitions and mergers, as it has done in the past, seeking to enter into new operating businesses and to use the Company's liquid assets in connection therewith.

     The Company has also used available cash to purchase, hold and dispose of equity interests in various high technology companies as outlined in a plan approved by stockholders in 1988. Securities transactions in 1998 netted a loss of $ 220,969. The Company intends to continue to invest in trading securities, including but not limited to stocks, bonds, options and warrants. The Company previously invested, and expects in the future to invest, primarily in stocks of smaller, lesser known and often more speculative companies, which while entailing above average risk, offer the potential of above average return on investment. See Note 4 to Consolidated Financial Statements.

NUMBER OF EMPLOYEES

     The Company's Chief Executive Officer and President, Mr. Roger D. Bensen, was the sole employee as of December 31, 1998 and was not compensated for serving in such capacity.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company does not currently own or lease any real property.

ITEM 3. LEGAL PROCEEDINGS

     No material legal proceedings are pending to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no meetings of stockholders during the fourth quarter of 1998 nor were any matters submitted for vote.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Common Stock ("Common Stock") and the Series A 8% Cumulative Convertible Preferred Stock ("Preferred Stock") of the Company trade on the Nasdaq Bulletin Board under the symbols CDMA and CDMAP, respectively. Effective May 25, 1993 these shares commenced trading on the Nasdaq Bulletin Board System. Previously these shares had traded on the Nasdaq Small Cap Market but were removed from this market due to failure to meet administrative requirements. The following Table sets forth, for the respective periods indicated, the prices of the Common Stock and Preferred Stock in the over-the-counter market, based upon inter-dealer high and low bid prices, without retail mark-up, mark-down, commissions or adjustments (and may not represent actual transactions), as reported and summarized by the National Association of Securities Dealers Automated Quotation Service.

                                      COMMON                                 PREFERRED
                                      ------                                 ---------
                               HIGH            LOW                     HIGH              LOW
                               -------------------                     ---------------------
4th Quarter 1998               $.02           $.01                     $.34             $.30
3rd Quarter 1998               $.03           $.01                     $.34             $.30
2nd Quarter 1998               $.03           $.01                     $.34             $.30
1st Quarter 1998               $.03           $.01                     $.34             $.30

4th Quarter 1997               $.03           $.02                     $.34             $.34
3rd Quarter 1997               $.03           $.02                     $.34             $.34
2nd Quarter 1997               $.03           $.01                     $.34             $.34
1st Quarter 1997               $.02           $.01                     $.34             $.34


     The approximate number of stockholders of record of the Company's Common Stock and Preferred Stock as of February 28, 1999, were 1,000 and 300 respectively, as set forth on the books of the transfer agent/registrar of the Company. The Company believes that a substantial number of additional stockholders hold their shares in nominee name.

DIVIDENDS

     The Company has not paid any dividends on its Common Stock since inception and plans to retain any earnings for the future development of its business. Future dividends on the Common Stock, if any, will be dependent upon the Company's earnings, financial condition, and other relevant factors as determined by its Board of Directors. Annual cumulative dividends of $0.40 per share of Preferred Stock are payable semi-annually in cash or common stock unless they are deferred by the Board of Directors. The dividends that were payable during 1993 through 1998 were deferred and have accumulated for possible payment at a later date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's primary focus in 1998 was to seek additional joint venture partners since its existing Joint Venture partner, Global Environmental Offshore Company, generated no revenues in 1998. Global was set up to provide pollution control services for international customers.

     The Company continues in its principal business of seeking and financing business enterprises with the potential to generate profits and positive cash flow. New opportunities were evaluated in 1998 but none were deemed appropriate to enter into. The Company's previous entry into the pollution control business is part of this strategy.

     The Company intends to continue using its available funds to purchase, invest in and sell securities as outlined in a plan approved by stockholders in 1988.

     In the near future, the Company will need to restructure its joint venture, Global Environmental Offshore Company. During 1996, Global Environmental Corp., the other party to the joint venture, disposed of one of its subsidiaries which produced products of the type the Joint Venture was intending to sell internationally. Therefore, the Company is currently reevaluating its Joint Venture's status and plans. In connection with the formation of the Joint Venture, the Joint Venture loaned $345,000 to Global Environmental Corp., which was due to be repaid on December 31, 1996. Global Environment Corp. does not presently have available funds to make such a repayment. Global Environmental Corp. has offered to exchange its stock for the note. The Company has established a 75% reserve against the carrying value of the aforementioned note in recognition of the potential costs involved in liquidating any noncash settlement of this investment. Negotiations are continuing to resolve this issue.

     During 1998, Cadema reviewed several potential acquisitions, as it continues to move toward its goal to become a larger company. All negotiations failed, however, because of a continuing problem with the existence of the Company's Preferred Stock. Originally issued 11 years ago, the Preferred Stock initially paid dividends in cash, and then paid them in shares of Common Stock, as provided for in its certificate of Designation for the Preferred Stock. This practice was continued for many years until Cadema's liquidity was impaired by the losses brought on by the Cognition acquisition and its subsequent disposal. Over the past several years, Preferred Stock dividends have been accrued rather than paid, because the Company has been unable to pay dividends.

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

     The Company has determined that the impact, if any, of the Year 2000 issue on the Company's operations is not significant. Cadema does not perform any electronic data processing in-house and has no information to indicate that because of Year 2000 compliance problems, a significant service provider may be unable to provide services to the Company.


RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

     In 1998, Global generated no revenues. Therefore operating results present Cadema's administrative expenses and marketable securities activity.

REVENUES

     Global generated no orders in 1998 and so revenues were $0 the same as in 1997. The Joint Venture continues to seek revenue opportunities.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses, costs incurred in maintaining the Company, were $47,470 in 1998, up slightly from 1997's $46,273.

     In 1998, the Company took an additional $18,000 reserve against the note receivable from the Joint Venture whereas in 1997 an additional $70,000 reserve was established.

TRADING SECURITIES TRANSACTIONS

     Trading securities investment activity generated a realized loss of $86,420 in 1998 compared to a realized gain of $75,339 in 1997. The securities portfolio also generated an unrealized loss of $134,549 in 1998, compared to the 1997 unrealized loss of $211,054. The performance of individual stocks comprising the trading securities holdings are the cause of these results.


FISCAL 1997 COMPARED TO FISCAL 1996

     In 1997, Global generated no revenues. Therefore operating results present Cadema's administrative expenses and marketable securities activity.

REVENUES

     Global generated no orders in 1997 and so revenues were $0 the same as in 1996. The Joint Venture continued to seek revenue opportunities.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $46,273 in 1997, representing expenses related to maintaining the Company and were up slightly from 1996's expenses of $44,933.

In 1997, the company took an additional $70,000 reserve against the note receivable from the joint venture. In 1996 a $172,250 reserve was established against the same note receivable. These transactions were included in Loss on Joint Venture category in the accompanying Statement of Operations.

TRADING SECURITIES TRANSACTIONS

     Trading securities investment activity generated a realized gain of $75,339 in 1997 compared to a realized gain of $184,410 in 1996. The securities portfolio also generated an unrealized loss of $211,054 in 1997, compared to the 1996 unrealized gain of $61,271. The performance of individual stocks comprising the trading securities holdings are the cause of these results. (See Note 4., Notes to Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $269,045 at the end of 1998, down from $535,880 in 1997. Management believes this resource is sufficient for funding the Company's anticipated needs in 1999.

SELECTED FINANCIAL DATA

                                                        YEARS ENDED DECEMBER 31,
Operating Data:                                   1998              1997              1996
------------------------------------------------------------------------------------------

Revenue                                             --                --                --
Cost of Goods Sold                                  --                --                --
Operating Expenses                         $    65,470       $   116,273       $   236,032
Other Income (Expense)                        (219,365)         (132,498)          247,612
Income (Loss) Before
Income Taxes                                  (284,835)         (248,771)           11,580
Provision for Income
Taxes                                               --                --                --
Preferred Dividends Earned                    (169,781)         (169,781)         (169,781)
Net Loss
Applicable to Common Stockholders             (454,616)         (418,552)         (158,201)
Net Loss per Common Share -
Basic and Diluted                                 (.04)             (.04)             (.01)
Weighted Average Common Shares
Outstanding                                 10,905,549        10,905,549        10,905,549

BALANCE SHEET DATA:

Working Capital                                269,045           535,880           714,652
Total Assets                                   366,795           651,630           900,402
Total Current Liabilities                       13,000            13,000            13,000
Stockholders' Equity (Deficiency)             (672,188)         (217,572)          200,980

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated herein by reference are the Consolidated Financial Statements and Schedules of the Company and its Subsidiary filed with and made a part of this report. (Also see Item 13 of this Report.)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company are as follows:

                                                                                                           Director or
                                                                                                             Officer
                Name                        Age                 Position                                      Since
-------------------------------------------------------------------------------------------------------------------------------
Roger D. Bensen                              63      Chairman of the Board, Chief Executive                   1983
                                                     Officer and President/Director

Richard B. Ames                              60      Director                                                 1985

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     All necessary reports required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 have been filed on a timely basis. In making these statements, the Company has relied on representations of its incumbent directors and officers (and its ten percent holders) and copies of the reports that they have filed with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

     Roger D. Bensen received no salary or compensation in the last three fiscal years. No officer received compensation of more than $100,000 in any of the last three fiscal years.

STOCK OPTION PLANS:

1986 PLAN

     In November 1986, the Board of Directors of the Company adopted the Company's 1986 Stock Option Plan (the "1986 Plan") and the plan was approved by the Company's stockholders on December 15, 1986. Options intended to qualify as incentive stock options and nonqualified options may be granted under the 1986 Plan. The aggregate number of shares which may be issued under the 1986 Plan may not exceed 600,000 shares of Common Stock. The purpose of the 1986 Plan is to provide eligible employees, officers and directors of the Company with an opportunity to acquire or increase their equity interest in the Company, and thereby to induce them to remain in the Company's service. In 1998, 1997 and 1996, no options were granted and no options expired. As of December 31, 1998, no options were outstanding and options covering 600,000 shares of Common Stock were available under the 1986 Plan.

OTHER STOCK OPTIONS

     In 1998, 1997, and 1996 no options were granted, exercised or terminated. In 1996, 250,000 options expired. As of December 31, 1998 there were no options outstanding.

OTHER EXECUTIVE PLANS

     The Company has no long term incentive or pension plans.

COMPENSATION OF DIRECTORS

     In 1998, 1997 and 1996, the directors did not receive compensation for their services. Currently there are no standard arrangements for the compensation of directors for their services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following Table sets forth information as of the February 26, 1999, regarding the voting securities of the Company owned by each person who owns of record, or is known by the Company to own beneficially, more than five percent of any class of voting securities and by each director of the Company and all directors and officers of the Company as a group. None of the directors or officers are holders of record of Preferred Stock.

Title                Name and Address                   Amount and Nature           Percent         Percent of
of Class            of Beneficial Owner                 of Beneficial              of Class           Voting
                                                        Ownership                    (1)               Stock
--------------------------------------------------------------------------------------------------------------
Common             Roger D. Bensen                      2,620,352 shares             23.6              22.5
                   50 Washington Street                        (2)(3)
                   Norwalk, CT  06854

Common             Richard B. Ames                         87,406 shares               .8                .7
                   730 7th Street                              (4)
                   Eureka, CA  95501

Common             All Directors and                       2,707,758 shares          24.4              23.3
                   Officers as a Group
                   (2 Persons)

Preferred          Anne W. Bensen                          30,000 shares              6.2              --
                   69 Dandy Drive                              (5)(6)
                   Cos Cob, CT  06807


     (1) Shares of Common Stock which a person has the right to acquire within 60 days after February 26, 1999 are deemed to be outstanding in calculating the percentage ownership of the person, but are not deemed to be outstanding as to any other person.

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

         Exhibit Number                                       Description
-----------------------------------------------------------------------------------------

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

(1) Filed as Exhibits to the Company's Form 10-KSB for the fiscal year ended December 31, 1986 and incorporated herein by reference.

(2) Filed as Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-14459) declared effective July 20, 1987 and incorporated herein by reference.

(3) Filed as Exhibit to the Company's Form 8-K dated July 15, 1992 and incorporated herein by reference.

(4) Filed as Exhibit to the Company's Form 8-K dated May 28, 1993 and incorporated herein by reference.

(5) Filed as Exhibit to the Company's From 10-KSB dated December 31, 1995 and incorporated herein by reference.

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                               CADEMA CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                  F-2

FINANCIAL STATEMENTS:

Consolidated Balance Sheets - December 31, 1998 and 1997                                  F-3

Consolidated Statements of Operations for Each of the
         Three Years in the Period Ended December 31, 1998                                F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for Each
         of the Three Years in the Period Ended December 31, 1998                         F-5

Consolidated Statements of Cash Flows for Each of the
         Three Years in the Period Ended December 31, 1998                                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                F-7 to F-15


Schedules not listed above are omitted since they are either not applicable or the required information is presented in the financial statements or related notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
Cadema Corporation
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of Cadema Corporation and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadema Corporation and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                      /s/ Rudolph, Palitz LLP

Blue Bell, PA
February 28, 1999

                        CADEMA CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                     ASSETS                     DECEMBER 31,1998      DECEMBER 31,1997

CURRENT ASSETS:

 Cash and cash equivalents                        $    13,829           $    48,682
 Trading securities (Cost $701,321 in                 267,067               499,148
 1998 and $798,853 in 1997) (Notes 2 and 4)
 Other current assets                                   1,149                 1,050
                                                  -----------           -----------

     TOTAL CURRENT ASSETS                             282,045               548,880

 NOTE RECEIVABLE less allowance for bad
   debt of $260,250 in 1998 and $242,250               84,750               102,750
   in 1997 (Note 3)                               -----------           -----------


     TOTAL ASSETS                                 $   366,795           $   651,630
                                                  ===========           ===========


                LIABILITIES AND STOCKHOLDERS'
                          DEFICIENCY

CURRENT LIABILITIES:

 Accrued liabilities                              $    13,000           $    13,000
                                                  -----------           -----------

     TOTAL CURRENT LIABILITIES                         13,000                13,000

Accrued dividends on preferred stock
   (Note 6)                                         1,018,687               848,906
Minority Interest in Subsidiary (Note 3)                7,296                 7,296
                                                  -----------           -----------

     TOTAL LIABILITIES                              1,038,983               869,202
                                                  -----------           -----------

STOCKHOLDERS' DEFICIENCY (Notes 2,6 and 7)
Series A 8% Cumulative Convertible                      4,851                 4,851
  Preferred Stock, par value $.01 per
  share; authorized 5,000,000 shares;
  issued 485,123 shares in 1998 and 1997                   --                    --
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per                     --                    --
  Share; authorized, 150,000 shares,
  none issued
Common Stock, par value, $.01 per share;              109,356               109,356
  authorized 50,000,000 shares, issued
  10,935,549 shares in 1998 and 1997
Additional paid-in capital                          7,765,904             7,765,904
Accumulated deficit                                (8,455,929)           (8,001,313)
Less:  Treasury stock at cost
   Common shares                                      (75,000)              (75,000)
   Preferred shares                                   (21,370)              (21,370)
                                                  -----------           -----------

     TOTAL STOCKHOLDERS'DEFICIENCY                   (672,188)             (217,572)
                                                  -----------           -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY                    $   366,795           $   651,630
                                                  ===========           ===========

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

                                                       1998              1997             1996
                                                       ----              ----             ----

REVENUE                                                      --                --                --
COST OF GOODS SOLD                                           --                --                --
                                                   ------------      ------------      ------------
         GROSS PROFIT                                        --                --                --

OPERATING EXPENSES:  (Notes 1 and 2)
         General and administrative                $     47,470      $     46,273            44,933
         Loss on Joint Venture (Note 3)                  18,000            70,000           191,099
                                                   ------------      ------------      ------------

                  Total operating expenses               65,470           116,273           236,032
                                                   ------------      ------------      ------------

                  Loss from operations                  (65,470)         (116,273)         (236,032)

OTHER INCOME (EXPENSE):
         Trading Securities Transactions
         (Notes 2 and 4)
           Realized gains (losses)                      (86,420)           75,339           184,410
           Unrealized gains (losses)                   (134,549)         (211,054)           61,271
         Dividend income                                  1,604             3,217             1,931
                                                   ------------      ------------      ------------
                  Total other income (expense)         (219,365)         (132,498)          247,612
                                                   ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                      (284,835)         (248,771)           11,580

PROVISION FOR INCOME TAXES (Note 5)                          --                --                --
                                                   ------------      ------------      ------------

NET INCOME (LOSS) (Notes)                              (284,835)         (248,771)           11,580

PREFERRED DIVIDENDS EARNED (NOTE 6)                    (169,781)         (169,781)         (169,781)
                                                   ------------      ------------      ------------

NET LOSS APPLICABLE TO
         COMMON STOCKHOLDERS (Notes 2 and 6)       $   (454,616)     $   (418,552)     $   (158,201)
                                                   ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES                       10,905,549        10,905,549        10,905,549
                                                   ============      ===========       ============

         OUTSTANDING (Notes 2 and 6)

LOSS PER COMMON SHARE
         BASIC AND DILUTED
         (Notes 2 and 6):                          $      (0.04)     $      (0.04)     $      (0.01)
                                                   ============      ============      ============


         The accompanying notes to the consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

                               PREFERRED STOCK           COMMON STOCK

                                                     Number                  Additional                    Treasury        Total
                             Number of                 of                     Paid-in      Accumulated      Stock,     Stockholders'
                              Shares     Amount      Shares       Amount      capital        Deficit        at Cost        Equity
                                                                                                                        (Deficiency)
                              -------    ------    ----------    --------    ----------    -----------     --------    -------------

BALANCE, December 31, 1995    485,123    $4,851    10,935,549    $109,356    $7,765,904    $(7,424,560)    $(96,370)     $ 359,181
                              -------    ------    ----------    --------    ----------    -----------     --------      ---------

Preferred dividend accrued
(Note 6)                           --        --            --          --            --       (169,781)          --       (169,781)
Net Income - 1996                  --        --            --          --            --         11,580           --         11,580

                              -------    ------    ----------    --------    ----------    -----------     --------      ---------
BALANCE, December 31, 1996    485,123    $4,851    10,935,549    $109,356    $7,765,904    $(7,582,761)    $(96,370)     $ 200,980
                              -------    ------    ----------    --------    ----------    -----------     --------      ---------

Preferred dividend accrued
(Note 6)                           --        --            --          --            --       (169,781)          --       (169,781)
Net Loss - 1997                    --        --            --          --            --       (248,771)          --       (248,771)


                              -------    ------    ----------    --------    ----------    -----------     --------      ---------
BALANCE, December 31, 1997    485,123    $4,851    10,935,549    $109,356    $7,765,904    $(8,001,313)    $(96,370)     $(217,572)
                              -------    ------    ----------    --------    ----------    -----------     --------      ---------

Preferred dividend accrued
(Note 6)                           --        --            --          --            --       (169,781)          --       (169,781)
Net Loss - 1998                    --        --            --          --            --       (284,835)          --       (284,835)

                              -------    ------    ----------    --------    ----------    -----------     --------      ---------
BALANCE, December 31, 1998    485,123    $4,851    10,935,549    $109,356    $7,765,904    $(8,455,929)    $(96,370)     $(672,188)
                              =======    ======    ==========    ========    ==========    ===========     ========      =========



         The accompanying notes to the consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998


CASH FLOWS FROM OPERATING ACTIVITIES              1998           1997           1996
                                               ---------      ---------      ---------

Net income (loss)                              $(284,835)     $(248,771)     $  11,580
Adjustments to reconcile net income
   (loss) to net cash (used in)operating
  activities
Provision for uncollectible note
   receivable                                     18,000         70,000        172,250
Write-off of uncollectible accounts
   receivable                                         --             --         18,807
  Realized loss (gain) on sale of
    trading securities                            86,420        (75,339)      (184,410)
  Unrealized loss (gain) in value
    of trading securities                        134,549        211,054        (61,271)
  Decrease (Increase) in other
    current assets                                   (99)          (282)           (56)
                                               ---------      ---------      ---------
       Net cash used in operating
         activities                              (45,965)       (43,338)       (43,100)
                                               ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities             (74,336)      (290,553)      (447,383)
   Proceeds from sale of marketable
   securities                                     85,448        375,256        484,623
       Net cash provided by investing
                                               ---------      ---------      ---------
        activities                                11,112         84,703         37,240

                                               ---------      ---------      ---------


Net increase (decrease) in cash                  (34,853)        41,365         (5,860)

Cash - Beginning of Year                          48,682          7,317         13,177
                                               ---------      ---------      ---------

Cash - End of Year                             $  13,829      $  48,682      $   7,317
                                               =========      =========      =========



SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Preferred Stock Dividends Accrued           $ 169,781      $ 169,781      $ 169,781
                                               =========      =========      =========

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 1998

(1)  NATURE OF BUSINESS AND CURRENT OPERATING ENVIRONMENT:

     The principal business of Cadema Corporation (the "Company") is the financing and operating of business enterprises with the potential to generate profits and cash flow. Currently the Company is exploring possible acquisitions and mergers throughout the United States and abroad, as it has done in the past, seeking to enter into new operating businesses and to use the Company's liquid assets in connection therewith. As part of this strategy, the Company entered into a joint venture agreement with Global Environmental, Inc. in December 1993. The Company did not generate any revenues from operations in 1996, 1997 or 1998, and is currently pursuing additional business opportunities.

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

(2)  SIGNIFICANT ACCOUNTING POLICIES

     TRADING SECURITIES

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies marketable securities as trading and records them at fair market value, with unrealized gains and losses reported as a component of net income (loss).

     Realized gains and losses are determined on a first-in, first-out basis.

     LOSS PER COMMON SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128). Earnings per Share during the year ended December 31, 1997. SFAS No.128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earnings per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All convertible preferred stock series, options and warrants outstanding presently have an anti-dilutive effect and, accordingly, no calculations of diluted loss per share have been presented. Loss per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128 (Note 6) and determined by dividing the net loss by the weighted average number of common shares outstanding during the period. There were 10,905,549 weighted average number of shares outstanding during 1998, 1997 and 1996.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

     STOCK-BASED COMPENSATION

     In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", ("Statement") which provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and the Company's stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees" (APB No. 25). FASB encourages entities to adopt the fair value-based method but does not require adoption of this method. SFAS No. 123 became effective for fiscal years beginning after December 15, 1995. The Company is continuing its current accounting policy and has adopted the "disclosure only" provisions of SFAS No. 123. SFAS No. 123 had no impact on the Company's financial position or results of operations for 1996, 1997 and 1998.

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

     The financial statements of the Joint Venture are consolidated with the Company's results in the accompanying financial statements. The portion of the Joint Venture's income that is not applicable to the Company is recorded as Minority Interest on the Statement of Operations. That income along with Global Environmental Corp.'s capital contribution to the Joint Venture is recorded under the caption Minority Interest in Subsidiary on the Balance Sheet. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Note payable issued by Global Environmental Corp. to the Joint Venture is carried on the Balance Sheet as a Note Receivable (the "Note") and was due on December 31, 1996. Negotiations are in process for the refinancing of this note receivable. Global Environmental Corp. does not have funds available to repay the Note in full in cash and has offered to exchange its common stock for the Note. Since collection of the Note in 1999 is not likely, the Note has been classified as long term.

     The Company has established a 75% reserve against the carrying value of the
     Note in recognition of the potential costs involved in liquidating any noncash settlement of this Note. Although the Company believes such 75% reserve to be adequate, the reserve is an estimate based on information presently available. The Company's estimate could change, which would result in a change in the reserve in the future.

(4)  TRADING SECURITIES:

     In July, 1988, the Company received stockholder approval to establish an investment program in marketable securities utilizing the excess funds generated by the proceeds of the 1987 Series A 8% Cumulative Preferred Stock offering.

     The aggregate cost and market value of trading securities at December 31, 1998 were:

                                  Aggregate    Unrealized     Unrealized      Market
Title of Issue                      Cost          Gains         Losses         Value
COMMON STOCK AND EQUIVALENTS:

   Children's Broadcast              75,363            --       (38,644)        36,719
   Cover-All Tech                    93,001        23,283            --        116,284
   Galagen                           28,500        14,626            --         43,126
   Photran Corp.                     39,523            --       (16,273)        23,250
   Reuter Mfg                       186,384            --      (164,384)        22,000
   Syntech                          103,737            --      (103,674)            63
   Temtex                           118,150            --       (92,525)        25,625
   Vista Tech. Inc.                  56,663            --       (56,663)            --
                                  ---------     ---------     ---------      ---------
       Total                      $ 701,321     $  37,909     $(472,163)     $ 267,067
                                  =========     =========     =========      =========

     The aggregate cost and market value of trading securities at December 31, 1997 were:


                                       Aggregate       Unrealized      Unrealized         Market
Title of Issue                            Cost           Gains           Losses            Value
COMMON STOCK AND EQUIVALENTS:
   Chief Consol. Mining                $  55,780              --       $  (4,780)       $  51,000
   Children's Broadcast                  175,801              --         (84,384)          91,417
   Cover-All Tech                         72,214         116,810              --          189,024
   Insignia Systems                       15,650              --         (10,526)           5,124
   Photran Corp.                          14,474          11,776              --           26,250
   Reuter Mfg                            186,384              --         (78,864)         107,520
   Syntech                               103,737              --        (103,674)              63
   Temtex                                118,150              --         (89,400)          28,750
   Vista Tech. Inc.                       56,663              --         (56,663)              --
                                       ---------       ---------       ---------        ---------

       Total                           $ 798,853       $ 128,586       $(428,291)       $ 499,148
                                       =========       =========       =========        =========


     Proceeds from sales of trading securities during 1998 were $85,448. Gross gains on those sales were $0 and gross losses were $86,420. During 1998 net unrealized losses on trading securities of $134,549 were credited to 1998 earnings. In 1997, proceeds from sales of trading securities were $375,256. Gross gains on those sales were $75,339 and gross losses were $0. During 1997 net unrealized loss on trading securities of $211,054 were charged against to 1997 earnings.

(5)  INCOME TAXES:

     As of December 31, 1998, the Company had available net operating loss carryforwards of approximately $4,700,000 which may be carried forward to reduce future taxable income. These carryforwards expire in varying amounts from 1999 to 2018. Approximately $1,200,000 of these carryforwards were generated prior to a 1986 merger ( with Cadema, Inc.) and may not be fully utilized by the Company unless certain conditions are met.

     The Company accounts for income taxes to comply with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". A requirement of SFAS No. 109 is that deferred tax assets and liabilities be recorded for any temporary differences between the financial statement and tax bases of assets and liabilities, using the currently enacted tax rate expected to be in effect when the taxes are actually paid or recovered.

     Total income tax expense (benefit) amounted to $ -0- in 1998, 1997 and 1996 (effective tax rates of 0% in each year) compared to income tax expense benefit of ($91,000), ($85,000) and $4,000 and computed by applying the statutory rate of 34.0% to income (loss) before income taxes. These differences are accounted for as follows:

                                                               1998
                                                               ----
                                                                         Percent of
                                                       Amount          Pretax Income
                                                                           (Loss)
                                                      --------         -------------
      Computed expected tax benefit                   $(91,000)            (34.0%)
     Decrease in benefit due to                         91,000              34.0%
      valuation allowance provided for
      deferred tax assets
                                                      --------              -----
                                                            --                 0%
                                                      ========              =====


                                                               1997
                                                               ----
                                                                         Percent of
                                                       Amount          Pretax Income
                                                                           (Loss)
                                                      --------         -------------
     Computed expected tax benefit                    $(85,000)            (34.0%)
     Decrease in benefit due to                         85,000              34.0%
      valuation allowance provided for
      deferred tax assets
                                                      --------              -----
                                                            --                 0%
                                                      ========              =====

                                                               1996
                                                               ----
                                                                         Percent of
                                                       Amount          Pretax Income
                                                      --------         -------------
     Computed expected tax expense                    $  4,000              34.0%
     Decrease in expense due to                         (4,000)            (34.0%)
      valuation allowance provided for
      deferred tax assets
                                                      --------              -----
                                                      $     --                 0%
                                                      ========              =====


Deferred income tax assets (liabilities) result from net operating loss carryforwards and differences in the recognition of expenses for income tax and financial reporting purposes.

     The net deferred tax asset at December 31, 1998 and 1997, includes the following:


                                              1998             1997
                                              ----             ----

     Deferred tax asset                   $ 1,832,000      $ 1,837,000

     Valuation allowance for deferred
     tax asset                             (1,832,000)      (1,837,000)
                                          -----------      -----------

                                          $         0      $         0
                                          ===========      ===========

     The Company has recorded a valuation allowance for its entire net deferred tax asset at December 31, 1998 and 1997 since management believes that it is more likely than not that the deferred tax asset will be not realized.

     The tax effect of major temporary differences that gave rise to the Company's net deferred tax asset at December 31, 1998 and 1997 is as follows:

                                                         1998          1997
                                                         ----          ----
     Net operating loss carryforward                 $1,597,000     $1,652,000
     Unrealized losses on marketable
        securities                                      148,000        102,000
     Allowance for uncollectible note receivable
                                                         87,000         83,000
                                                     ----------     ----------

                                                     $1,832,000     $1,837,000
                                                     ==========     ==========


(6)  NET LOSS AND STOCKHOLDERS' DEFICIENCY:

     LOSS PER COMMON SHARE

     The following is a reconciliation of the numerator and denominator of the Basic and Diluted loss per share computation.

                                                  1998               1997              1996
                                                  ----               ----              ----
Numerator for Basic
and Diluted
  Loss Per Share:
    Net Income (Loss)                         $   (284,835)     $   (248,771)     $     11,580

  Less Preferred Stock
    Dividends                                     (169,781)         (169,781)         (169,781)
                                              ------------      ------------      ------------
                                              ------------      ------------      ------------

  Net loss applicable to
    common shareholders                       $   (454,616)     $   (418,552)     $   (158,201)
                                              ============      ============      ============

  Denominator for Basic
  And Diluted
  Loss Per Share:
    Weighted average shs.                       10,905,549        10,905,549        10,905,549
                                              ============      ============      ============

  Basic and Diluted loss per share
                                              $       (.04)     $       (.04)     $       (.01)
                                              ============      ============      ============

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

     The Series A Preferred Stock is redeemable at the option of the Company at any time after July 28, 1989, in whole or in part, at a redemption price of $5.40 per share, subject to certain conditions. In addition, the Series A Preferred Stock is also redeemable, upon 30 days notice beginning July 28, 1988, if during any period of 30 consecutive trading days the market price for the Company's common stock is at least $3.00. At December 31, 1998, 514,877 shares have been converted into common stock or redeemed.

     The Series B Preferred Stock has identical preferences and privileges to the Series A Preferred Stock, except that the Series B Preferred Stock is not subject to redemption by the Company. The Company has been authorized to issue up to 150,000 shares of Series B Preferred Stock. At December 31, 1998 and 1997, no shares of Series B Preferred Stock were issued and outstanding.

     No dividends were declared in 1998, 1997 or 1996. However, dividends on Series A 8% Preferred Stock of $.40 per share payable in cash or Cadema Corporation common stock do accumulate and as such the accompanying 1998, 1997 and 1996 financial statements reflect the accrual of this dividend.

     OTHER OPTIONS

     The Company had also granted options to purchase a total of 250,000 shares of common stock to directors, which are not part of the 1986 Option Plan but have terms similar to the 1986 Plan. These options expired in June, 1996.

     TREASURY STOCK

     The Company held 30,000 and 60,670 shares of Common Stock and Series A Preferred Stock, respectively in its treasury as of December 31,1998. In 1995 the company acquired 41,000 shares of Series A Preferred Stock at the market price of $ 7,702. In connection with the 1995 purchase, accrued but unpaid dividends totaling $ 41,000 were credited to additional paid-in capital.

     1986 STOCK OPTION PLAN

     In 1986, the shareholders and Board of Directors adopted and approved the 1986 Stock Option Plan ("1986 Plan") which reserves 600,000 shares of the Company's Common Stock for issuance to key employees and directors. The options are exercisable as determined by the 1986 Plan up to a period of 10 years from date of grant at an exercise price of not less than the fair market value at the date of grant. As of December 31, 1998, there were no options outstanding under the 1986 plan.

     Information concerning options for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

                                        Other        Price Per     1986    Price Per
                                       Options         Share       Plan      Share
                                       ---------------------------------------------
     AT DECEMBER 31, 1998
      Shares under option                   --           --         --         --
      Shares exercisable                    --           --         --         --
      Shares available for
       future grant                    600,000
     FOR THE YEAR ENDED
     DECEMBER 31, 1998
      Exercised                             --                      --         --
      Granted                               --           --         --         --
      Terminated                            --           --         --         --

     AT DECEMBER 31, 1997
      Shares under option                   --           --         --         --
      Shares exercisable                    --           --         --         --
      Shares available for
       future grant                    600,000
     FOR THE YEAR ENDED
     DECEMBER 31, 1997
      Exercised                             --                      --         --

      Granted                               --           --         --         --
      Terminated                       250,000         $.22         --         --

     AT DECEMBER 31, 1996
      Shares under option              250,000         $.22         --         --
      Shares exercisable               250,000         $.22         --         --
      Shares available for
       future grant                    600,000
     FOR THE YEAR ENDED
     DECEMBER 31, 1996
      Exercised                             --           --         --         --
      Granted                               --           --         --         --
      Terminated                            --           --

     WARRANTS - In 1983, 744,900 stock purchase warrants were issued to stockholders of record. One warrant was issued for every five shares of common stock held by holders of 500 or more shares and were exercisable at the price of $5 per share. The warrants had an initial expiration date of November, 1984 which has been extended by the Company through June 30, 1999. None of these warrants have been exercised as of December 31, 1998.

     As of December 31, 1998, the Company has reserved 2,420,772 shares of common stock for possible future issuance resulting from conversion of preferred stock and exercise of warrants and stock options.

(7)  OPERATIONS AND MANAGEMENT'S PLANS

     The Company did not earn any revenue for the year, incurred a net loss of approximately $285,000 and had a stockholders' deficiency of approximately $672,000 at year end. The Company's primary activities for 1998 related to trading of its investment portfolio, which generated a loss (both realized and unrealized) totaling approximately $220,000.

     The Company continues in its principal business of seeking and financing business enterprises with the potential to generate profits and positive cash flow. New opportunities are evaluated on an ongoing basis. None were deemed appropriate to enter into during 1998. The Company's previous entry into the pollution control business is part of this strategy.

     There is approximately $270,000 of working capital at year-end. Annual required cash outlays include only the payment of administrative expenses of approximately $47,000. The Company is also attempting to restructure its payment of dividends arrearages, a long-term liability, in light of its future plans.

     The Company believes in its long-term prospects for revenue growth. However, the realization of this revenue growth cannot be assured.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereto duly authorized.


                               CADEMA CORPORATION


Dated:                                   March   9, 1999


                                         By:/S/ ROGER D. BENSEN
                                            -------------------
                                                Roger D. Bensen
                                                President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ ROGER D.BENSEN                       MARCH   9, 1999
-------------------------------          ---------------
Roger D. Bensen
Chairman of the Board and Chief
Executive Officer and Director






/S/ RICHARD AMES                          MARCH   9, 1999
----------------                          ---------------
Richard B. Ames
Director