Form 10QSB
period 1999-03-31
CADEMA CORP
filed 1999-05-11
CIK 318951

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

(Mark One)

    X         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---------     Exchange Act of 1934


For the period ended March 31, 1999.

                                       or

---------     Transition Report Pursuant to Section 13 OR 15(D) of the
              Securities Exchange Act of 1934

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

There were 10,905,549 shares of the Registrant's common stock outstanding as of April 29, 1999.

                               CADEMA CORPORATION
                                   FORM 10-QSB

                                      INDEX

PART 1.  FINANCIAL INFORMATION

            Item 1 - Financial Statements                                  3
             Balance Sheets - March 31, 1999 and
             December 31, 1998

            Statements of Operations - Three months ended                  4
             March 31, 1999 and March 31, 1998

            Statements of Cash Flows - Three months ended                  5
             March 31, 1999 and March 31, 1998

            Notes to Financial Statements                                  6

            Item 2 - Management's Discussion and Analysis of               8
             Financial Condition and Results of Operations

PART II. OTHER INFORMATION

            Signatures                                                     9

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

         These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Management believes that the disclosures are adequate to make the information presented herein not misleading.



                        CADEMA CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS



                            ASSETS                                          March 31,1999                     December 31,1998
                                                                     -----------------------------       ---------------------------

CURRENT ASSETS:

 Cash and cash equivalents                                              $           5,902                   $          13,829
 Trading securities (Cost $701,321 in                                             313,798                             267,067
 1999 and $701,321 in 1998)
  (Note 2)
 Other current assets                                                                 500                               1,149
                                                                     -----------------------------       ---------------------------

     TOTAL CURRENT ASSETS                                                         320,200                             282,045

 NOTE RECEIVABLE less allowance for bad
   debt of $260,250 in 1999 and 1998
                                                                                   84,750                              84,750
                                                                     -----------------------------       ---------------------------

     TOTAL ASSETS                                                       $         404,950                   $         366,795
                                                                     -----------------------------       ---------------------------

             Liabilities And Stockholders' Equity

CURRENT LIABILITIES:

Accrued liabilities                                                     $          13,000                   $          13,000

Accrued dividends on preferred stock                                            1,061,133                           1,018,687
Minority Interest in Subsidiary (Note 3)                                            7,296                               7,296
                                                                     -----------------------------       ---------------------------

     TOTAL LIABILITIES                                                          1,081,429                           1,038,983
                                                                     -----------------------------       ---------------------------

STOCKHOLDERS' EQUITY
Series A 8% Cumulative Convertible
  Preferred Stock, par value $.01 per                share                          4,851                               4,851
authorized 5,000,000 shares;        issued 485,123 shares in
1999 and 1998
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per                                                  -                                   -
  share, authorized, 150,000 shares,
  none issued
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares, issued                                            109,356                             109,356
  10,935,549 shares in 1999 and 1998.
Additional paid-in capital                                                      7,765,904                           7,765,904
Accumulated deficit                                                            (8,460,220)                         (8,455,929)
Less:  Treasury stock at cost
   Common shares                                                                  (75,000)                            (75,000)
   Preferred shares                                                               (21,370)                            (21,370)
                                                                     -----------------------------       ---------------------------

     TOTAL STOCKHOLDERS' EQUITY                                                  (676,479)                           (672,188)
                                                                     -----------------------------       ---------------------------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                              $         404,950                   $         366,795
                                                                     =============================       ===========================


         The accompanying notes to the consolidated financial statements are an integral part of these statements.






                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,



                                                                                 1999                               1998
                                                                     -----------------------------       ---------------------------


REVENUE                                                                 $               -                   $               -
COST OF GOODS SOLD                                                                      -                                   -
                                                                     -----------------------------       ---------------------------
                                                                     -----------------------------       ---------------------------

         GROSS PROFIT                                                                   -                                   -

OPERATING EXPENSES:
         General and administrative                                                 8,690                               8,851
                                                                     -----------------------------       ---------------------------
                                                                     -----------------------------       ---------------------------

                  Total operating expenses                                          8,690                               8,851
                                                                     -----------------------------       ---------------------------
                                                                     -----------------------------       ---------------------------

                  Loss from operations                                             (8,690)                             (8,851)

OTHER INCOME (EXPENSE):
         Trading securities
         Transactions (Notes 2)
           Realized gains (losses)                                                      -                              (8,382)
           Change in unrealized losses                                             46,731                              (8,474)
         Dividend income                                                              113                                 518
                                                                     -----------------------------       ---------------------------
                  Total other income (expense)                                     46,844                             (16,338)
                                                                     -----------------------------       ---------------------------
                                                                     -----------------------------       ---------------------------

INCOME (LOSS) FROM OPERATIONS                                                      38,154                             (25,189)

PROVISION FOR INCOME TAXES                                                              -                                   -
                                                                     -----------------------------       ---------------------------
                                                                     -----------------------------       ---------------------------

NET INCOME (LOSS)                                                                  38,154                             (25,189)

PREFERRED DIVIDENDS EARNED                                                         42,445                              42,445
                                                                     -----------------------------       ---------------------------
                                                                     -----------------------------       ---------------------------

NET LOSS APPLICABLE TO
         COMMON STOCKHOLDERS (Note 2)                                   $          (4,291)                  $         (67,634)
                                                                     =============================       ===========================

WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING (Note 2)                                                  10,905,549                          10,905,549

LOSS PER COMMON AND SHARE
         BASIC AND DILUTED                                              $           (.00)                   $           (.01)
                                                                     =============================       ===========================
                                                                                                         ---------------------------


           The accompanying notes to consolidated financial statements are an integral part of these statements





                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED MARCH 31,


CASH FLOWS FROM OPERATING ACTIVITIES                                                            1999                1998
                                                                                          ------------------  ------------------

Net income (loss) from operations                                                         $       38,154      $       (25,189)
Adjustments to reconcile net income
   (loss) to net cash provided by (used in) operating
  activities
    Realized loss (gain) on sale of trading
     securities                                                                                        -                8,382
   Unrealized loss (gain) in value
     of trading securities                                                                       (46,731)               8,476
    Decrease (Increase) in other receivables and
     current assets                                                                                  650                  210
    (Decrease) increase in accounts payable and
     accrued liabilities                                                                               -                    -
                                                                                          ------------------  ------------------
       Net cash provided by (used in) continuing
        operating activities                                                                      (7,927)              (8,121)
                                                                                          ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                                                   -              (44,170)
   Proceeds from sale of marketable securities                                                         -               47,398
       Net cash provided by (used in) investing
                                                                                          ------------------  ------------------
        activities                                                                                     -                3,228
                                                                                          ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Treasury Stock Purchase                                                                             -                    -
                                                                                          ------------------  ------------------
       Net cash (used in)
        financing activities                                                                           -                    -
                                                                                          ------------------  ------------------

Net increase (decrease) in cash and
   cash equivalents                                                                               (7,927)              (4,893)
Cash and cash equivalents -
   Beginning of Period                                                                            13,829               48,682
                                                                                          ------------------  ------------------
                                                                                          ------------------  ------------------
Cash and cash equivalents -
   End of Period                                                                          $        5,902      $        43,789
                                                                                          ==================  ==================


SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Preferred Stock Dividends Earned                                                       $       42,445      $        42,445
                                                                                          ==================  ==================

         The accompanying notes to the consolidated financial statements are an integral part of these statements.


                               CADEMA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS IN THE PERIOD ENDED MARCH 31, 1999

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

         Trading Securities

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies marketable securities as "trading" and records them at fair market value, with unrealized gains and losses reported as a component of net income (loss).

         Realized gains and losses are determined on a first-in, first-out basis.

         Loss Per Common Share

         Net income (loss) per share is calculated in accordance with SFAS No.
         128. Loss per Common Share is calculated by dividing the net loss by the weighted average number of common shares outstanding. As all Cadema preferred stock, options and warrants outstanding have an anti-dilutive effect, so no calculations diluted loss per share have been presented.

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

        Notes payable issued by Global Environmental Corp. to the Joint Venture are carried on the Balance Sheet as Notes Receivable and were due on December 31, 1996. Negotiations are in process for the refinancing of the note. As collection of the note in 1999 is not likely, the note has been classified as long-term.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The principal business of Cadema Corporation (the Company) is the financing and operating of business enterprises with the potential to generate profits and cash flow. Currently the Company is seeking joint venture partners as its sole operating subsidiary, Global Environmental Offshore Company, set up to contract for the design and installation of Air Pollution Control equipment and facilities for international markets, has generated no revenue in 1999. The Company continues to explore possible acquisitions and mergers as it has done in the past, seeking to enter into new operating situations with it can utilize its liquid assets.

         While the principal business of the Company is the financing and operating of business enterprises with the potential to generate profits and cash flow, it still intends to invest in and sell marketable securities as outlined in a plan approved by stockholders in 1988.


         RESULTS OF OPERATIONS

         There were no revenues in the first three months of 1999 or 1998, as the Company's operating subsidiary Global Environmental Offshore Company had no revenue activity.

         Operating expenses for the first three months of 1999 were $8,690, in line with 1998's first quarter expenses of $8,851 and represented administrative expenses of the parent Company.

         Other income in the first three months totaled a gain of $46,844 as compared to a 1998 loss of $16,338. This contrast is due to 1999 gains on the company's Investment Portfolio as compared the loses incurred in the same period of 1998.

         The net loss applicable to common stockholders for the first three months, after an accrual for a Preferred Stock dividend, was $4,291 or $.00 per share. For the same period of the prior year, a poorer performance by the Company's Investment Portfolio resulted in a loss of $67,634 or $.01 per share being recognized.


         LIQUIDITY AND CAPITAL RESOURCES

         Liquidity and working capital increased by $38,155 to $307,200 in the first quarter of 1999 due primarily to the performance of the Company's marketable securities portfolio. The Company believes it has sufficient working capital to meet its liquidity needs over the next twelve months.


PART II
Items 1 thru 5:   Not Applicable

Item 6:                    Exhibits - Article 5 Financial Data Schedule
-------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CADEMA CORPORATION


Dated:  May 3, 1999        By:   /s/ Roger D. Bensen
                             ------------------------------
                                 ROGER D. BENSEN
                                 Chairman of the Board and
                                 Chief Executive Officer