Form 10QSB
period 1999-06-30
CADEMA CORP
filed 1999-08-12
CIK 318951

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1999.

                                       or

[   ] Transition Report Pursuant to Section 13 OR 15(D) of the Securities
Exchange Act of 1934

For the transition period from ________ to ________.

Commission File No. 0-9614

                               CADEMA CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                           88-0160741
-------------------------------                       --------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ] No [   ]


There were 10,905,549 shares of the Registrant's common stock outstanding as of July 30, 1999.

                               CADEMA CORPORATION
                                   FORM 10-QSB

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1 - Financial Statements                                         3
           Balance Sheets - June 30, 1999 and
           December 31, 1998

         Statements of Operations - Six months ended                           4
           June 30, 1999 and June 30, 1998

         Statements of Operations - Three months ended                         5
           June 30, 1999 and June 30, 1998

         Statements of Cash Flows - Three months ended                         6
           June 30, 1999 and June 30, 1998

         Notes to Financial Statements                                         7

         Item 2 - Management's Discussion and Analysis of                      9
           Financial Condition and Results of Operations

PART II. OTHER INFORMATION

         Signatures                                                           10

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

                        CADEMA CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                            ASSETS              June 30,1999    December 31,1998
                                                ------------    ----------------

CURRENT ASSETS:

 Cash and cash equivalents                       $     1,518      $    13,829
 Trading securities (Cost $701,321 in                193,195          267,067
 1999 and $701,321 in 1998)
  (Note 2)
 Other current assets                                    325            1,149
                                                 -----------      -----------

     TOTAL CURRENT ASSETS                            195,038          282,045

 NOTE RECEIVABLE less allowance for bad
   debt of $260,250 in 1998 and 1997
                                                      84,750           84,750
                                                 -----------      -----------

     TOTAL ASSETS                                $   279,788      $   366,795
                                                 -----------      -----------

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accrued liabilities                              $    15,872      $    13,000

Accrued dividends on preferred stock               1,103,578        1,018,687
Minority Interest in Subsidiary (Note 3)               7,296            7,296
                                                 -----------      -----------

     TOTAL LIABILITIES                             1,126,746        1,038,983
                                                 -----------      -----------

STOCKHOLDERS' EQUITY
Series A 8% Cumulative Convertible
  Preferred Stock, par value $.01 per                  4,851            4,851
  share authorized 5,000,000 shares;
  issued 485,123 shares in 1999 and 1998
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per                  --               --
  share, authorized, 150,000 shares,
  none issued
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares, issued               109,356          109,356
  10,935,549 shares in 1999 and 1998
Additional paid-in capital                         7,765,904        7,765,904
Accumulated deficit                               (8,630,699)      (8,455,929)
Less:  Treasury stock at cost
   Common shares                                     (75,000)         (75,000)
   Preferred shares                                  (21,370)         (21,370)
                                                 -----------      -----------

     TOTAL STOCKHOLDERS' EQUITY                     (846,958)        (672,188)
                                                 -----------      -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                       $   279,788      $   366,795
                                                 ===========      ===========


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,



                                                      1999             1998
                                                  ------------     ------------

REVENUE                                           $       --       $       --
COST OF GOODS SOLD                                        --               --
                                                  ------------     ------------

      GROSS PROFIT                                        --               --

OPERATING EXPENSES:
      General and administrative                        16,160           17,340
                                                  ------------     ------------

                  Total operating expenses              16,160           17,340
                                                  ------------     ------------

                  Loss from operations                 (16,160)         (17,340)

OTHER INCOME (EXPENSE):
      Trading securities
      Transactions (Notes 2)
        Realized gains (losses)                           --            (16,232)
        Change in unrealized losses                    (73,872)         (96,764)
      Dividend income                                      153              960
                                                  ------------     ------------
                  Total other income (expense)         (73,719)        (112,036)
                                                  ------------     ------------

INCOME (LOSS) FROM OPERATIONS                          (89,883)        (129,376)

PROVISION FOR INCOME TAXES                                --               --
                                                  ------------     ------------

NET INCOME (LOSS)                                      (89,879)        (129,376)

PREFERRED DIVIDENDS EARNED                              84,891           84,891
                                                  ------------     ------------

NET LOSS APPLICABLE TO
      COMMON STOCKHOLDERS (Note 2)                $   (174,770)    $   (214,267)
                                                  ============     ============

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING (Note 2)                          10,905,549       10,905,549

LOSS PER COMMON AND SHARE
      BASIC AND DILUTED                           $       (.01)    $       (.02)
                                                  ============     ============


           The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,



                                                      1999             1998
                                                  ------------     ------------

REVENUE                                           $       --       $       --
COST OF GOODS SOLD                                        --               --
                                                  ------------     ------------

      GROSS PROFIT                                        --               --

OPERATING EXPENSES:
      General and administrative                         7,470            8,489
                                                  ------------     ------------

                  Total operating expenses               7,470            8,489
                                                  ------------     ------------

                  Loss from operations                  (7,470)          (8,489)

OTHER INCOME (EXPENSE):
      Trading securities
      Transactions (Notes 2)
        Realized gains (losses)                           --             (7,850)
        Change in unrealized losses                   (120,603)         (88,290)
      Dividend income                                       40              442
                                                  ------------     ------------
                  Total other income (expense)        (120,563)         (95,698)
                                                  ------------     ------------

INCOME (LOSS) FROM OPERATIONS                         (128,033)        (104,187)

PROVISION FOR INCOME TAXES                                --               --
                                                  ------------     ------------

NET INCOME (LOSS)                                     (128,033)        (104,187)

PREFERRED DIVIDENDS EARNED                              42,446           42,446
                                                  ------------     ------------

NET LOSS APPLICABLE TO
      COMMON STOCKHOLDERS (Note 2)                $   (170,479)    $   (146,633)
                                                  ============     ============

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING (Note 2)                          10,905,549       10,905,549

LOSS PER COMMON AND SHARE
      BASIC AND DILUTED                           $       (.01)    $       (.01)
                                                  ============     ============


           The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED JUNE 30,


CASH FLOWS FROM OPERATING ACTIVITIES                        1999         1998
                                                          --------     --------

Net income (loss) from operations                         $(89,879)   $(129,376)
Adjustments to reconcile net income
   (loss) to net cash provided by (used in) operating
  activities
    Realized loss (gain) on sale of trading
     securities                                               --         16,232
   Unrealized loss (gain) in value
     of trading securities                                  73,872       96,764
    Decrease (Increase) in other receivables and
     current assets                                            824          420
    (Decrease) increase in accounts payable and
     accrued liabilities                                     2,872         --
                                                          --------     --------
       Net cash provided by (used in) continuing
        operating activities                               (12,311)     (15,960)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                          --        (44,170)
   Proceeds from sale of marketable securities                --         55,199
       Net cash provided by (used in) investing
         activities                                           --         11,029
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Treasury Stock Purchase                                    --           --
                                                          --------     --------
       Net cash (used in)
        financing activities                                  --           --
                                                          --------     --------

Net increase (decrease) in cash and
   cash equivalents                                        (12,311)      (4,931)
Cash and cash equivalents -
   Beginning of Period                                      13,829       48,682
                                                          --------     --------
Cash and cash equivalents -
   End of Period                                          $  1,518     $ 43,751
                                                          ========     ========


SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Preferred Stock Dividends Earned                       $ 84,891     $ 84,891
                                                          ========     ========

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS IN THE PERIOD ENDED JUNE 30, 1999

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


         RESULTS OF OPERATIONS

         There were no revenues in the first six months of 1999 or 1998, as the Company's operating subsidiary Global Environmental Offshore Company had no revenue activity.

         Operating expenses for the first six months of 1999 were $16,160, in line with 1998's first half expenses of $17,340 and represented administrative expenses of the parent Company.

         Other income in the first six months totaled a loss of $73,719 as compared to a 1998 loss of $112,036. This contrast is due to a greater losses on the company's Investment Portfolio in 1998 compared to the loses incurred in the same period of 1999.

         The net loss applicable to common stockholders for the first six months, after an accrual for a Preferred Stock dividend, was $174,770 or $.01 per share. For the same period of the prior year, a poorer performance by the Company's Investment Portfolio resulted in a loss of $214,267 or $.02 per share being recognized.


         LIQUIDITY AND CAPITAL RESOURCES

         Liquidity and working capital decreased by $89,879 to $179,166 in the first half of 1999 due primarily to the performance of the Company's marketable securities portfolio. The Company believes it has sufficient working capital to meet its liquidity needs over the next twelve months.


PART II
ITEMS 1 THRU 5:   Not Applicable

ITEM 6:           Exhibits - Exhibit 27 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CADEMA CORPORATION


Dated:  August 5, 1999     By:   /s/ Roger D. Bensen
                               -----------------------------------------------
                                 ROGER D. BENSEN
                                 Chairman of the Board and
                                 Chief Executive Officer