Form 10QSB
period 1999-09-30
CADEMA CORP
filed 1999-11-12
CIK 318951

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

(Mark One)

    X      Quarterly Report Pursuant to Section 13 or 15(d) of the
---------
Securities Exchange Act of 1934

For the period ended September 30, 1999.

                                       or

           Transition Report Pursuant to Section 13 OR 15(d) of the Securities
---------
Exchange Act of 1934

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


c/o Number One Corporation 50 Washington Street.          Norwalk, CT 06854
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

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

There were 10,905,549 shares of the Registrant's common stock outstanding as of October 29, 1999.

                               CADEMA CORPORATION
                                   FORM 10-QSB

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1 - Financial Statements                                       3
           Balance Sheets - September 30, 1999 and
           December 31, 1998

         Statements of Operations - Nine months ended                        4
           September 30, 1999 and September 30, 1998

         Statements of Operations - Three months ended                       5
           September 30, 1999 and September 30, 1998

         Statements of Cash Flows - Nine months ended                        6
           September 30, 1999 and September 30, 1998

         Notes to Financial Statements                                       7

         Item 2 - Management's Discussion and Analysis of                    9
           Financial Condition and Results of Operations

PART II. OTHER INFORMATION

         Signatures                                                         10

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

                        CADEMA CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                ASSETS                                    September 30, 1999   December 31, 1998
                                                          -------------------  ----------------
CURRENT ASSETS:

 Cash and cash equivalents                                    $     1,946        $    13,829
 Trading securities (Cost $697,046 in                             179,833            267,067
 1999 and $701,321 in 1998)
  (Note 2)
 Other current assets                                                 148              1,149
                                                              -----------        -----------

     TOTAL CURRENT ASSETS                                         181,927            282,045

 NOTE RECEIVABLE less allowance for bad
   debt of $260,250 in 1999 and 1998                               84,750             84,750
                                                              -----------        -----------
     TOTAL ASSETS                                             $   266,677        $   366,795
                                                              -----------        -----------
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accrued liabilities                                           $    17,464        $    13,000

Accrued dividends on preferred stock                            1,146,023          1,018,687
Minority Interest in Subsidiary (Note 3)                            7,296              7,296
                                                              -----------        -----------

     TOTAL LIABILITIES                                          1,170,783          1,038,983
                                                              -----------        -----------
STOCKHOLDERS' EQUITY
Series A 8% Cumulative Convertible
  Preferred Stock, par value $.01 per share                         4,851              4,851
  authorized 5,000,000 shares; issued 485,123 shares in
  1999 and 1998
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per                                 --                 --
  share, authorized, 150,000 shares,
  none issued
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares, issued                            109,356            109,356
  10,935,549 shares in 1999 and 1998
Additional paid-in capital                                      7,765,904          7,765,904
Accumulated deficit                                            (8,687,847)        (8,455,929)
Less: Treasury stock at cost
   Common shares                                                  (75,000)           (75,000)
   Preferred shares                                               (21,370)           (21,370)
                                                              -----------        -----------

     TOTAL STOCKHOLDERS' EQUITY                                  (904,106)          (672,188)
                                                              -----------        -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                    $   266,677        $   366,795
                                                              ===========        ===========



         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                         1999                1998
                                                     ------------        ------------
REVENUE                                              $         --        $         --
COST OF GOODS SOLD                                             --                  --
                                                     ------------        ------------
         GROSS PROFIT                                          --                  --

OPERATING EXPENSES:
         General and administrative                        23,187              23,863
                                                     ------------        ------------
                  Total operating expenses                 23,187              23,863
                                                     ------------        ------------
                  Loss from operations                    (23,187)            (23,863)

OTHER INCOME (EXPENSE):
         Trading securities
         Transactions (Notes 2)
           Realized gains (losses)                          1,387             (29,256)
           Change in unrealized losses                    (82,959)           (187,721)
         Dividend income                                      177               1,368
                                                     ------------        ------------
                  Total other income (expense)            (81,395)           (215,609)
                                                     ------------        ------------

INCOME (LOSS) FROM OPERATIONS                            (104,582)           (239,472)

PROVISION FOR INCOME TAXES                                     --                  --
                                                     ------------        ------------

NET INCOME (LOSS)                                        (104,582)           (239,472)

PREFERRED DIVIDENDS EARNED                                127,336             127,336
                                                     ------------        ------------
NET LOSS APPLICABLE TO
         COMMON STOCKHOLDERS (Note 2)                $   (231,918)       $   (366,808)
                                                     ============        ============
WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING (Note 2)                          10,905,549          10,905,549

LOSS PER COMMON AND SHARE
         BASIC AND DILUTED                           $       (.02)       $       (.03)
                                                     ============        ============


           The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,



                                                         1999                1998
                                                     ------------        ------------
REVENUE                                              $         --        $         --
COST OF GOODS SOLD                                             --                  --
                                                     ------------        ------------
         GROSS PROFIT                                          --                  --

OPERATING EXPENSES:
         General and administrative                         7,027               6,523
                                                     ------------        ------------
                  Total operating expenses                  7,027               6,523
                                                     ------------        ------------
                  Loss from operations                     (7,027)             (6,523)

OTHER INCOME (EXPENSE):
         Trading securities
         Transactions (Notes 2)
           Realized gains (losses)                          1,387             (13,024)
           Change in unrealized losses                     (9,087)            (90,957)
         Dividend income                                       24                 408
                                                     ------------        ------------
                  Total other income (expense)             (7,676)           (103,573)
                                                     ------------        ------------

INCOME (LOSS) FROM OPERATIONS                             (14,703)           (110,096)

PROVISION FOR INCOME TAXES                                     --                  --
                                                     ------------        ------------

NET INCOME (LOSS)                                         (14,703)           (110,096)

PREFERRED DIVIDENDS EARNED                                 42,445              42,445
                                                     ------------        ------------

NET LOSS APPLICABLE TO
         COMMON STOCKHOLDERS (Note 2)                $    (57,148)       $   (152,541)
                                                     ============        ============

WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING (Note 2)                          10,905,549          10,905,549

LOSS PER COMMON AND SHARE
         BASIC AND DILUTED                           $       (.01)       $       (.01)
                                                     ============        ============


           The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED SEPTEMBER 30,



CASH FLOWS FROM OPERATING ACTIVITIES                          1999             1998
                                                            ---------        ---------
Net income (loss) from operations                           $(104,582)       $(239,472)
Adjustments to reconcile net income
   (loss) to net cash provided by (used in) operating
   activities
    Realized loss (gain) on sale of trading
     securities                                                (1,387)          29,256
    Unrealized loss (gain) in value
     of trading securities                                     82,959          187,721
    Decrease (Increase) in other receivables and
     current assets                                             1,001              630
    (Decrease) increase in accounts payable and
     accrued liabilities                                        4,464          (13,000)
                                                            ---------        ---------
       Net cash provided by (used in) continuing
        operating activities                                  (17,545)         (34,865)
                                                            ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                               --          (57,787)
   Proceeds from sale of marketable securities                  5,662           69,450
                                                            ---------        ---------
       Net cash provided by (used in) investing
        activities                                              5,662           11,663
                                                            ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Treasury Stock Purchase                                         --               --
                                                            ---------        ---------
       Net cash (used in)
        financing activities                                       --               --
                                                            ---------        ---------

Net increase (decrease) in cash and
   cash equivalents                                           (11,883)         (23,202)
Cash and cash equivalents -
   Beginning of Period                                         13,829           48,682
                                                            ---------        ---------
Cash and cash equivalents -
   End of Period                                            $   1,946        $  25,480
                                                            =========        =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Preferred Stock Dividends Earned                         $ 127,336        $ 127,336
                                                            =========        =========


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS IN THE PERIOD ENDED SEPTEMBER 30, 1999

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


     RESULTS OF OPERATIONS

     There were no revenues in the first Nine months of 1999 or 1998, as the Company's operating subsidiary Global Environmental Offshore Company had no revenue activity.

     Operating expenses for the first Nine months of 1999 were $23,187, in line with 1998's first half expenses of $23,187 and represented administrative expenses of the parent Company.

     Other income in the first nine months totaled a loss of $81,959 as compared to a 1998 loss of $215,609. This contrast is due to a greater losses on the company's Investment Portfolio in 1998 compared to the loses incurred in the same period of 1999.

     The net loss applicable to common stockholders for the first nine months, after an accrual for a Preferred Stock dividend, was $231,918 or $.02 per share. For the same period of the prior year, a poorer performance by the Company's Investment Portfolio resulted in a loss of $366,808 or $.03 per share being recognized.

     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and working capital decreased by $103,581 to $164,315 in the first nine months of 1999 due primarily to the performance of the Company's marketable securities portfolio. The Company believes it has sufficient working capital to meet its liquidity needs over the next twelve months.


PART II
-------

ITEMS 1 THRU 5:   Not Applicable

ITEM 6:           Exhibits - Exhibit 27 Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CADEMA CORPORATION


Dated: November 5, 1999            By: /s/ Roger D. Bensen
                                       -----------------------------------
                                           ROGER D. BENSEN
                                           Chairman of the Board and
                                           Chief Executive Officer