Form 10KSB40
period 1999-12-31
CADEMA CORP
filed 2000-03-29
CIK 318951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1999.

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

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


                           c/o Number One Corporation
                     50 Washington Street, Norwalk CT 06854
            -----------------------------------------------------
            (Address of Principal Executive Offices)   (Zip Code)

Issuer's telephone number, including area code:  (203) 854-6711

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:
                  (Title of class) Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

State issuer's revenues for its most recent fiscal year $0. As of February 7, 2000, the aggregate market value of common stock held by non-affiliates of the registrant, based on the average of the bid and asked prices of such stock as reported by the National Association of Securities Dealers, Inc. on such date, was approximately $1,721,536.

There were 10,905,549 shares of the Registrant's common stock outstanding as of February 7, 2000.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT

         Cadema Corporation (the "Company" ) finances and operates business enterprises that have the potential to generate profits and positive cash flow.

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

         On December 31, 1993, the Company entered into a Joint Venture Agreement with Global Environmental Corp. which created Global Environmental Offshore Company ("Global") which previously engaged in contracting for the design and installation of air pollution control equipment and facilities in areas located outside the United States. Global previously provided design, assembly and project management services related to the construction of air pollution control systems. Global's business was inactive during fiscal 1999. Cadema owns 51% of Global.

         Unless the context otherwise indicates, all references herein to Cadema or the Company include Cadema Corporation and its subsidiary and predecessors.

         The Company is still exploring other possible acquisitions and mergers, as it has done in the past, seeking to enter into new operating businesses and to use the Company's liquid assets in connection therewith.

         The Company has also used available cash to purchase, hold and dispose of equity interests in various high technology companies as outlined in a plan approved by stockholders in 1988. Securities transactions in 1999 netted a loss of $ 70,493. The Company intends to continue to invest in trading securities, including but not limited to stocks, bonds, options and warrants. The Company previously invested, and expects in the future to invest, primarily in stocks of smaller, lesser known and often more speculative companies, which while entailing above average risk, offer the potential of above average return on investment. See Note 4 to Consolidated Financial Statements.

NUMBER OF EMPLOYEES

         The Company's Chief Executive Officer and President, Mr. Roger D. Bensen, was the sole employee as of December 31, 1999 and was not compensated for serving in such capacity.

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

                              COMMON                         PREFERRED
                              ------                         ---------
                      HIGH             LOW           HIGH               LOW
                      ---------------------          -----------------------
4th Quarter 1999      $.50             $.02          $.66               $.31
3rd Quarter 1999      $.04             $.02          $.41               $.21
2nd Quarter 1999      $.06             $.01          $.62               $.33
1st Quarter 1999      $.03             $.01          $.39               $.33

4th Quarter 1998      $.02             $.01          $.34               $.30
3rd Quarter 1998      $.03             $.01          $.34               $.30
2nd Quarter 1998      $.03             $.01          $.34               $.30
1st Quarter 1998      $.03             $.01          $.34               $.30


         The approximate number of stockholders of record of the Company's Common Stock and Preferred Stock as of February 7, 2000, were 1005 and 284 respectively, as set forth on the books of the transfer agent/registrar of the Company. The Company believes that a substantial number of additional stockholders hold their shares in nominee name.

DIVIDENDS

         The Company has not paid any dividends on its Common Stock since inception and plans to retain any earnings for the future development of its business. Future dividends on the Common Stock, if any, will be dependent upon the Company's earnings, financial condition, and other relevant factors as determined by its Board of Directors. Annual cumulative dividends of $0.40 per share of Preferred Stock are payable semi-annually in cash or common stock unless they are deferred by the Board of Directors. The dividends that were payable during 1993 through 1999 were deferred and have accumulated for possible payment at a later date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's primary focus in 1999 was to seek additional joint venture partners since its existing Joint Venture investee, Global Environmental Offshore Company, generated no revenues in 1999. Global was set up to provide pollution control services for international customers.

         The Company continues in its principal business of seeking and financing business enterprises with the potential to generate profits and positive cash flow. The Company's previous entry into the pollution control business is part of this strategy. New opportunities were evaluated in 1999 but none were deemed appropriate to enter into.

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

         During 1999, Cadema reviewed potential acquisition opportunities, as it continues to move toward its goal to become a larger company. All negotiations failed, however, because of a continuing problem with the existence of the Company's Preferred Stock. Originally issued 12 years ago, the Preferred Stock initially paid dividends in cash, and then paid them in shares of Common Stock, as provided for in its certificate of Designation for the Preferred Stock. This practice was continued for many years until Cadema's liquidity was impaired by the losses brought on by the Cognition acquisition and its subsequent disposal. Over the past several years, Preferred Stock dividends have been accrued rather than paid, because the Company has been unable to pay dividends.

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

         The Company has experienced no impact on its operations from the Year 2000 issue. No impact is expected in the future.


RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

         In 1999, Global generated no revenues. Therefore operating results present Cadema's administrative expenses and marketable securities activity.

REVENUES

         Global generated no orders in 1999 and so revenues were $0 the same as in 1998. The Joint Venture continues to seek revenue opportunities.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses, costs incurred in maintaining the Company, were $46,187 in 1999, down slightly from 1998's $47,470.


TRADING SECURITIES TRANSACTIONS

         Trading securities investment activity generated a realized gain of $14,002 in 1999 compared to a realized loss of $86,420 in 1998. The securities portfolio also generated an unrealized loss of $84,495 in 1999, compared to the 1998 unrealized loss of $134,549. The performance of individual stocks comprising the trading securities holdings are the cause of these results.


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



LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $152,579 at the end of 1999, down from $269,045 in 1998. Management believes this resource is sufficient for funding the Company's anticipated needs in 1999.

SELECTED FINANCIAL DATA

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
OPERATING DATA:                                1999              1998               1997
-------------------------------------------------------------------------------------------

Revenue                                           --                 --                 --
Cost of Goods Sold                                --                 --                 --
Operating Expenses                      $     46,187       $     65,470       $    116,273
Other Expense                                (70,280)          (219,365)          (132,498)
Loss Before
 Income Taxes                               (116,467)          (284,835)          (248,771)
Provision for Income
 Taxes                                            --                 --                 --
Preferred Dividends Earned                  (169,781)          (169,781)          (169,781)
Net Loss
 Applicable to Common Stockholders          (286,248)          (454,616)          (418,552)
Net Loss per Common Share -
 Basic and Diluted                              (.03)              (.04)              (.04)
Weighted Average Common Shares
  Outstanding                             10,905,549         10,905,549         10,905,549

BALANCE SHEET DATA:

Working Capital                              152,579            269,045            535,880
Total Assets                                 250,329            366,795            651,630
Total Current Liabilities                     13,000             13,000             13,000
Stockholders' Deficiency                    (958,436)          (672,188)          (217,572)

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Directors and Executive Officers of the Company are as follows:


                                                                                       DIRECTOR OR OFFICER
      NAME                  AGE                     POSITION                                 SINCE
-----------------------------------------------------------------------------------------------------------

Roger D. Bensen              64      Chairman of the Board, Chief Executive                   1983
                                     Officer and President/Director

Richard B. Ames              61      Director                                                 1985

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

STOCK OPTION PLANS:

1986 PLAN

         In November 1986, the Board of Directors of the Company adopted the Company's 1986 Stock Option Plan (the "1986 Plan") and the plan was approved by the Company's stockholders on December 15, 1986. Options intended to qualify as incentive stock options and nonqualified options may be granted under the 1986 Plan. The aggregate number of shares which may be issued under the 1986 Plan may not exceed 600,000 shares of Common Stock. The purpose of the 1986 Plan is to provide eligible employees, officers and directors of the Company with an opportunity to acquire or increase their equity interest in the Company, and thereby to induce them to remain in the Company's service. In 1999, 1998 and 1997, no options were granted and no options expired. As of December 31, 1999, no options were outstanding and options covering 600,000 shares of Common Stock were available under the 1986 Plan.

OTHER STOCK OPTIONS

         In 1999, 1998, and 1997 no options were granted, exercised, terminated or expired. As of December 31, 1999 there were no options outstanding.

OTHER EXECUTIVE PLANS

         The Company has no long term incentive or pension plans.

COMPENSATION OF DIRECTORS

         In 1999, 1998 and 1997, the directors did not receive compensation for their services. Currently there are no standard arrangements for the compensation of directors for their services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following Table sets forth information as of the February 7, 2000, regarding the voting securities of the Company owned by each person who owns of record, or is known by the Company to own beneficially, more than five percent of any class of voting securities and by each director of the Company and all directors and officers of the Company as a group. None of the directors or officers are holders of record of Preferred Stock.

TITLE                 NAME AND ADDRESS                                AMOUNT AND NATURE OF         PERCENT OF CLASS     PERCENT OF
OF CLASS             OF BENEFICIAL OWNER                              BENEFICIAL OWNERSHIP               (1)           VOTING STOCK
-----------------------------------------------------------------------------------------------------------------------------------

Common             Roger D. Bensen                                    2,620,352 shares (2)(3)            23.9              22.5
                   50 Washington Street
                   Norwalk, CT  06854

Common             Richard B. Ames                                       87,406 shares                     .8                .7
                   730 7th Street                                            (4)
                   Eureka, CA  95501

Common             All Directors and Officers as a Group              2,707,758 shares                   24.8              23.3
                   (2 Persons)

Preferred          Anne W. Bensen                                        30,000 shares                    6.2                --
                   69 Dandy Drive                                            (5)(6)
                   Cos Cob, CT  06807


         (1) Shares of Common Stock which a person has the right to acquire within 60 days after January 31, 2000 are deemed to be outstanding in calculating the percentage ownership of the person, but are not deemed to be outstanding as to any other person.

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

    Exhibit Number            Description
----------------------------------------------------------------

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

REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                        CADEMA CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                            F-2

FINANCIAL STATEMENTS:

Consolidated Balance Sheets - December 31, 1999 and 1998                            F-3

Consolidated Statements of Operations for Each of the
         Three Years in the Period Ended December 31, 1999                          F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
         for Each of the Three Years in the Period Ended December 31, 1999          F-5

Consolidated Statements of Cash Flows for Each of the
         Three Years in the Period Ended December 31, 1999                          F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                          F-7 to F-14


Schedules not listed above are omitted since they are either not applicable or the required information is presented in the financial statements or related notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
Cadema Corporation
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of Cadema Corporation and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadema Corporation and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.





                                       /s/ Rudolph, Palitz LLC

Blue Bell, PA
February 8, 2000

                        CADEMA CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


              ASSETS                             DECEMBER 31,1999   DECEMBER 31,1998

CURRENT ASSETS:

 Cash and cash equivalents                         $    13,054       $    13,829
 Trading securities (Cost $540,655 in                  150,881           267,067
 1999 and $701,321 in 1998) (Notes 2 and 4)
 Other current assets                                    1,644             1,149
                                                   -----------       -----------
     TOTAL CURRENT ASSETS                              165,579           282,045

 NOTE RECEIVABLE less allowance for bad
   debt of $260,250 in 1999 and 1998
   (Note 3)                                             84,750            84,750
                                                   -----------       -----------

     TOTAL ASSETS                                  $   250,329       $   366,795
                                                   ===========       ===========


     LIABILITIES AND STOCKHOLDERS'
               DEFICIENCY

CURRENT LIABILITIES:

 Accrued liabilities                               $    13,000       $    13,000
                                                   -----------       -----------
     TOTAL CURRENT LIABILITIES                          13,000            13,000

Accrued dividends on preferred stock
   (Note 6)                                          1,188,469         1,018,687
Minority Interest in Subsidiary (Note 3)                 7,296             7,296
                                                   -----------       -----------
     TOTAL LIABILITIES                               1,208,765         1,038,983
                                                   -----------       -----------

STOCKHOLDERS' DEFICIENCY (Notes 2,6 and 7)
Series A 8% Cumulative Convertible                       4,851             4,851
  Preferred Stock, par value $.01 per share;
  authorized 5,000,000 shares; issued 485,123
  shares in 1999 and 1998                                   --                --
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per                      --                --
  Share; authorized, 150,000 shares,
  none issued
Common Stock, par value, $.01 per share;               109,356           109,356
  authorized 50,000,000 shares, issued
  10,935,549 shares in 1999 and 1998
Additional paid=in capital                           7,765,904         7,765,904
Accumulated deficit                                 (8,742,177)       (8,455,929)
Less:  Treasury stock at cost
   Common shares                                       (75,000)          (75,000)
   Preferred shares                                    (21,370)          (21,370)
                                                   -----------       -----------

     TOTAL STOCKHOLDERS'DEFICIENCY                    (958,436)         (672,188)
                                                   -----------       -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY                     $   250,329       $   366,795
                                                   ===========       ===========

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999

                                                        1999                1998               1997
                                                    ------------       ------------       ------------

REVENUE                                                       --                 --                 --
COST OF GOODS SOLD                                            --                 --                 --
                                                    ------------       ------------       ------------

         GROSS PROFIT                                         --                 --                 --

OPERATING EXPENSES:
         General and admin. (Notes 1 & 7)           $     46,187       $     47,470       $     46,273
         Loss on Joint Venture (Note 3)                       --             18,000             70,000
                                                    ------------       ------------       ------------
                  Total operating expenses                46,187             65,470            116,273
                                                    ------------       ------------       ------------
                  Loss from operations                   (46,187)           (65,470)          (116,273)

OTHER INCOME (EXPENSE):
         Trading Securities Transactions
         (Notes 2 and 4)
           Realized gains (losses)                        14,002            (86,420)            75,339
           Unrealized gains (losses)                     (84,495)          (134,549)          (211,054)
           Dividend income                                   213              1,604              3,217
                                                    ------------       ------------       ------------
                  Total other income (expense)           (70,280)          (219,365)          (132,498)
                                                    ------------       ------------       ------------
LOSS BEFORE INCOME TAXES                                (116,467)          (284,835)          (248,771)

PROVISION FOR INCOME TAXES (Note 5)                           --                 --                 --
                                                    ------------       ------------       ------------
NET LOSS (Note 7)                                       (116,467)          (284,835)          (248,771)

PREFERRED DIVIDENDS EARNED (NOTE 6)                     (169,781)          (169,781)          (169,781)
                                                    ------------       ------------       ------------
NET LOSS APPLICABLE TO
         COMMON STOCKHOLDERS (Notes 2 and 6)        $   (286,248)      $   (454,616)      $   (418,552)
                                                    ============       ============       ============

WEIGHTED AVERAGE COMMON SHARES                        10,905,549         10,905,549         10,905,549
                                                    ============       ============       ============
         OUTSTANDING (Notes 2 and 6)

LOSS PER COMMON SHARE
         BASIC AND DILUTED
         (Notes 2 and 6):                           $      (0.03)      $      (0.04)      $      (0.04)
                                                    ============       ============       ============



         The accompanying notes to the consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999

                                PREFERRED STOCK         COMMON STOCK
                             ------------------    ----------------------                                                 TOTAL
                                                     NUMBER                  ADDITIONAL                    TREASURY   STOCKHOLDERS'
                             NUMBER OF                 OF                     PAID-IN      ACCUMULATED      STOCK,        EQUITY
                              SHARES     AMOUNT      SHARES       AMOUNT      CAPITAL        DEFICIT       AT COST     (DEFICIENCY)
                             --------    ------    ----------    --------    ----------    -----------     --------   -------------
BALANCE, December 31, 1996    485,123    $4,851    10,935,549    $109,356    $7,765,904    ($7,582,761)    ($96,370)    $ 200,980
                             --------    ------    ----------    --------    ----------    -----------     --------   -----------
Preferred dividend accrued
(Note 6)                           --        --            --          --            --       (169,781)          --      (169,781)
Net Loss - 1997                    --        --            --          --            --       (248,771)          --      (248,771)
                             --------    ------    ----------    --------    ----------    -----------     --------   -----------
BALANCE, December 31, 1997    485,123    $4,851    10,935,549    $109,356    $7,765,904    ($8,001,313)    ($96,370)    ($217,572)
                             --------    ------    ----------    --------    ----------    -----------     --------   -----------
Preferred dividend accrued
(Note 6)                           --        --            --          --            --       (169,781)          --      (169,781)
Net Loss - 1998                    --        --            --          --            --       (284,835)          --      (284,835)
                             --------    ------    ----------    --------    ----------    -----------     --------   -----------
BALANCE, December 31, 1998    485,123    $4,851    10,935,549    $109,356    $7,765,904    ($8,455,929)    ($96,370)    ($672,188)
                             --------    ------    ----------    --------    ----------    -----------     --------   -----------
Preferred dividend accrued
(Note 6)                           --        --            --          --            --       (169,781)          --      (169,781)
Net Loss - 1999                    --        --            --          --            --       (116,467)          --      (116,467)
                             --------    ------    ----------    --------    ----------    -----------     --------   -----------
BALANCE, December 31, 1999    485,123    $4,851    10,935,549    $109,356    $7,765,904    ($8,742,177)    ($96,370)    ($958,436)
                             ========    ======    ==========    ========    ==========    ===========     ========   ===========



         The accompanying notes to the consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES            1999            1998            1997
                                             ----------      ----------      ----------

Net loss                                     ($116,467)      ($284,835)      ($248,771)
Adjustments to reconcile net loss to
    net cash used in operating
   activities
Provision for uncollectible note
   receivable                                       --          18,000          70,000
  Realized (gain) loss on sale of
    trading securities                         (14,002)         86,420         (75,339)
  Unrealized loss in value
    of trading securities                       84,495         134,549         211,054
  Increase in other
    current assets                                (495)            (99)           (282)
                                             ---------       ---------       ---------
       Net cash used in operating
         activities                            (46,469)        (45,965)        (43,338)
                                             ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of trading securities              (37,122)        (74,336)       (290,553)
   Proceeds from sales of trading
   securities                                   82,816          85,448         375,256
                                             ---------       ---------       ---------
      Net cash provided by investing
        activities                              45,694          11,112          84,703
                                             ---------       ---------       ---------


Net increase (decrease) in cash                   (775)        (34,853)         41,365

Cash and equivalents- Beginning of Year         13,829          48,682           7,317
                                             ---------       ---------       ---------

Cash and equivalents- End of Year            $  13,054       $  13,829       $  48,682
                                             =========       =========       =========


SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Preferred Stock Dividends Accrued         $ 169,781       $ 169,781       $ 169,781
                                             =========       =========       =========



        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 1999

(1)      NATURE OF BUSINESS AND CURRENT OPERATING ENVIRONMENT:

         The principal business of Cadema Corporation (the "Company") is the financing and operating of business enterprises with the potential to generate profits and cash flow. Currently the Company is exploring possible acquisitions and mergers throughout the United States and abroad, as it has done in the past, seeking to enter into new operating businesses and to use the Company's liquid assets in connection therewith. As part of this strategy, the Company entered into a joint venture agreement with Global Environmental, Inc. in December 1993. The Company did not generate any revenues from operations in 1997, 1998 or 1999, and is currently pursuing additional business opportunities.

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

(2)      SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents

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

         LOSS PER COMMON SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share," during the year ended December 31, 1997. SFAS No.128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earnings per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All convertible preferred stock series, options and warrants outstanding presently have an anti-dilutive effect and, accordingly, no calculations of diluted loss per share have been presented. Loss per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128 (Note 6) and determined by dividing the net loss by the weighted average number of common shares outstanding during the period. There were 10,905,549 weighted average number of shares outstanding during 1999, 1998 and 1997.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

         STOCK-BASED COMPENSATION

         In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", ("Statement") which provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and the Company's stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees" (APB No. 25). FASB encourages entities to adopt the fair value-based method but does not require adoption of this method. SFAS No. 123 became effective for fiscal years beginning after December 15, 1995. The Company is continuing its current accounting policy and has adopted the "disclosure only" provisions of SFAS No. 123. SFAS No. 123 had no impact on the Company's financial position or results of operations for 1997, 1998 and 1999.

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

        The financial statements of the Joint Venture are consolidated with the Company's results in the accompanying financial statements. The portion of the Joint Venture's income that is not applicable to the Company is recorded as Minority Interest on the Statement of Operations. That income along with Global Environmental Corp.'s capital contribution to the Joint Venture is recorded under the caption Minority Interest in Subsidiary on the Balance Sheet. All significant intercompany accounts and transactions have been eliminated in consolidation

        The Note payable issued by Global Environmental Corp. to the Joint Venture is carried on the Balance Sheet as a Note Receivable (the "Note") and was due on December 31, 1996. Negotiations are in process for the refinancing of this note receivable. Global Environmental Corp. does not have funds available to repay the Note in full in cash and has offered to exchange its common stock for the Note. Since collection of the Note in 2000 is not likely, the Note has been classified as long term.

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

        The aggregate cost and market value of trading securities at December 31, 1999 were:

                                   Aggregate   Unrealized    Unrealized       Market
Title of Issue                       Cost        Gains         Losses         Value

COMMON STOCK AND EQUIVALENTS:
   Cover-All Tech                  $ 93,001          --      $ (16,751)      $ 76,250
   Galagen                           24,225      $6,588             --         30,813
   Isonics                           37,122         378             --         37,500
   Photran Corp.                     39,523          --        (39,508)            15
   Reuter Mfg                       186,384          --       (180,144)         6,240
   Syntech                          103,737          --       (103,674)            63
   Vista Tech. Inc.                  56,663          --        (56,663)            --
                                   --------      ------      ---------       --------

       Total                       $540,655      $6,966      $(396,740)      $150,881
                                   ========      ======      =========       ========

        The aggregate cost and market value of trading securities at December 31, 1998 were:


                                   Aggregate   Unrealized    Unrealized       Market
Title of Issue                       Cost        Gains         Losses         Value
COMMON STOCK AND EQUIVALENTS:
   Children's Broadcast            $ 75,363           --     $ (38,644)      $ 36,719
   Cover-All Tech                    93,001      $23,283            --        116,284
   Galagen                           28,500       14,626            --         43,126
   Photran Corp.                     39,523           --       (16,273)        23,250
   Reuter Mfg                       186,384           --      (164,384)        22,000
   Syntech                          103,737           --      (103,674)            63
   Temtex                           118,150           --       (92,525)        25,625
   Vista Tech. Inc.                  56,663           --       (56,663)            --
                                   --------      -------     ---------       --------

       Total                       $701,321      $37,909     $(472,163)      $267,067
                                   ========      =======     =========       ========


         Proceeds from sales of trading securities during 1999 were $82,816. Gross gains on those sales were $19,685 and gross losses were $5,683. During 1999 net unrealized losses on trading securities of $84,495 were credited to 1999 earnings. In 1998, proceeds from sales of trading securities were $85,448. Gross gains on those sales were $0 and gross losses were $86,420. During 1998 net unrealized loss on trading securities of $134,549 were charged against 1998 earnings.

(5)  INCOME TAXES:

         As of December 31, 1999, the Company had available capital loss and net operating loss carryforwards of approximately $ 4,100,000 which may be carried forward to reduce future taxable income. These carryforwards expire in varying amounts from 2000 to 2019. Approximately $140,000 of these carryforwards were generated prior to a 1986 merger ( with Cadema, Inc.) and may not be fully utilized by the Company unless certain conditions are met.

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

         Total income tax expense (benefit) amounted to -0- in 1999, 1998 and 1997 (effective tax rates of 0% in each year) compared to income tax benefit of ($40,000), ($91,000) and ($85,000) computed by applying the statutory rate of 34.0% to loss before income taxes. These differences are accounted for as follows:

                                                   1999
                                                   ----
                                                          PERCENT OF
                                         AMOUNT           PRETAX LOSS
                                     --------------    ------------------
Computed expected tax benefit          $(40,000)             (34.0%)
Decrease in benefit due to
  valuation allowance provided for
  deferred tax assets                    40,000               34.0%
                                     --------------    ------------------
                                             --                  0%
                                     ==============    ==================


                                                   1998
                                                   ----
                                                          PERCENT OF
                                         AMOUNT           PRETAX LOSS
                                     --------------    ------------------
Computed expected tax benefit          $(91,000)             (34.0%)
Decrease in benefit due to
  valuation allowance provided for
  deferred tax assets                    91,000               34.0%
                                     --------------    ------------------
                                             --                  0%
                                     ==============    ==================

                                                   1997
                                                   ----
                                                          PERCENT OF
                                         AMOUNT           PRETAX LOSS
                                     --------------    ------------------
Computed expected tax benefit          $(85,000)              34.0%
Decrease in benefit due to
  valuation allowance provided for
  deferred tax assets                    85,000              (34.0%)
                                     --------------    ------------------
                                       $     --                  0%
                                     ==============    ==================


Deferred income tax assets (liabilities) result from net operating loss carryforwards and differences in the recognition of expenses for income tax and financial reporting purposes.

         The net deferred tax asset at December 31, 1999 and 1998, includes the following:
                                                    1999              1998
                                                    ----              ----

         Deferred tax asset                     $ 1,613,000       $ 1,832,000

         Valuation allowance for deferred
           tax asset                             (1,613,000)       (1,832,000)
                                                -----------       -----------

                                                $         0       $         0
                                                ===========       ===========

         The Company has recorded a valuation allowance for its entire net deferred tax asset at December 31, 1999 and 1998 since management believes that it is more likely than not that the deferred tax asset will be not realized.

         The tax effect of major temporary differences that gave rise to the Company's net deferred tax asset at December 31, 1999 and 1998 is as follows:

                                                   1999            1998
                                                   ----            ----

         Net operating loss carryforward        $1,393,000      $1,597,000
         Unrealized losses on marketable
           securities                              132,000         148,000
         Allowance for uncollectible note
           receivable                               88,000          87,000
                                                ----------      ----------

                                                $1,613,000      $1,832,000
                                                ==========      ==========

(6)      NET LOSS AND STOCKHOLDERS' DEFICIENCY:

         LOSS PER COMMON SHARE

         The following is a reconciliation of the numerator and denominator of the Basic and Diluted loss per share computation.


                                1999               1998              1997
                                ----               ----              ----
Numerator for Basic
and Diluted
  Loss Per Share:
    Net Income (Loss)       $   (116,467)      $   (284,835)      $   (248,771)

  Less Preferred Stock
    Dividends                   (169,781)          (169,781)          (169,781)
                            ------------       ------------       ------------

  Net loss applicable to
    common shareholders     $   (286,248)      $   (454,616)      $   (418,552)
                            ============       ============       ============

  Denominator for Basic
  And Diluted
  Loss Per Share:
    Weighted average shs.     10,905,549         10,905,549         10,905,549
                            ============       ============       ============

  Basic and Diluted loss
  per share                 $       (.03)      $       (.04)      $       (.04)
                            ============       ============       ============

         PUBLIC OFFERING - PREFERRED STOCK

         In 1987, the Company completed a public offering of 1,000,000 shares of Series A 8% Cumulative Convertible Preferred Stock ( "Series A Preferred Stock"). The preferred stock is convertible into common stock, at any time, at the option of the holder, beginning January 28, 1988. The conversion ratio is based upon the original price of the preferred stock of $5.00 in relation to the conversion price of 1.79 to 1 subject to adjustment under certain conditions. Each share of the preferred stock is entitled to one vote and an annual cumulative dividend of $.40 per share, which is payable semiannually in cash or common stock. The first year's dividend was paid in cash from proceeds of the offering. Subsequent dividends through December 1992 were paid in common stock of the Company. Dividends accrued since January 1993 remain unpaid.

         The Series A Preferred Stock is redeemable at the option of the Company at any time after July 28, 1989, in whole or in part, at a redemption price of $5.40 per share, subject to certain conditions. In addition, the Series A Preferred Stock is also redeemable, upon 30 days notice beginning July 28, 1988, if during any period of 30 consecutive trading days the market price for the Company's common stock is at least $3.00. At December 31, 1999, 514,877 shares have been converted into common stock or redeemed.

         The Series B Preferred Stock has identical preferences and privileges to the Series A Preferred Stock, except that the Series B Preferred Stock is not subject to redemption by the Company. The Company has been authorized to issue up to 150,000 shares of Series B Preferred Stock. At December 31, 1999 and 1998, no shares of Series B Preferred Stock were issued and outstanding.

         No dividends were declared in 1999, 1998 or 1997. However, dividends on Series A 8% Preferred Stock of $.40 per share payable in cash or Cadema Corporation common stock do accumulate and as such the accompanying 1999, 1998 and 1997 financial statements reflect the accrual of this dividend.


         TREASURY STOCK

         The Company held 30,000 and 60,670 shares of Common Stock and Series A Preferred Stock, respectively in its treasury as of December 31,1999.


         WARRANTS

         In 1983, 744,900 stock purchase warrants were issued to stockholders of record. The warrants expired June 30, 1999. None of these warrants have been exercised as of December 31, 1999.

         As of December 31, 1999, the Company has reserved 2,420,772 shares of common stock for possible future issuance resulting from conversion of preferred stock.

(7) OPERATIONS AND MANAGEMENT'S PLANS

         The Company did not earn any revenue for the year, incurred a net loss of approximately $117,000 and had a stockholders' deficiency of approximately $958,000 at year end. The Company's primary activities for 1999 related to trading of its investment portfolio, which generated a loss (both realized and unrealized) totaling approximately $70,000.

         The Company continues its principal business of seeking and financing business enterprises with the potential to generate profits and positive cash flow. New opportunities are evaluated on an ongoing basis. None were deemed appropriate to enter into during 1999. The Company's previous entry into the pollution control business is part of this strategy.

         There is approximately $150,000 of working capital at year-end. Annual required cash outlays include only the payment of administrative expenses of approximately $47,000. The Company is also attempting to restructure its payment of dividends arrearages, a long-term liability, in light of its future plans.

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


                               CADEMA CORPORATION


Dated:                                   March  11 , 2000


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


/s/ Roger D. Bensen                           MARCH  11 , 2000
-------------------------------               ------------------------------
ROGER D. BENSEN
Chairman of the Board and Chief
Executive Officer and Director






/s/ Richard Ames                              MARCH  15 , 2000
-------------------------------               ------------------------------
RICHARD B. AMES
Director