Form 10QSB
period 2000-03-31
CADEMA CORP
filed 2000-05-10
CIK 318951

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   FORM 10-QSB

(Mark One)

__X__ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2000.

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

c/o Number One Corporation 50 Washington Street, Norwalk CT 06854
-----------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code: (203) 854-6711
                                                    --------------

(Former name, former address and former fiscal year, if changed since last report.) - N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

There were 10,905,549 shares of the Registrant's common stock outstanding as of April 28, 2000.

                               CADEMA CORPORATION
                                   FORM 10-QSB

                                      INDEX

PART 1.  FINANCIAL INFORMATION

                  Item 1 - Financial Statements                                                                   3
                    Balance Sheets - March 31, 2000 and
                    December 31, 1999

                  Statements of Operations - Three months ended                                                   4
                    March 31, 2000 and March 31, 1999


                  Statements of Cash Flows - Three months ended                                                   5
                    March 31, 2000 and March 31, 1999

                  Notes to Financial Statements                                                                   6

                  Item 2 - Management's Discussion and Analysis of                                                8
                    Financial Condition and Results of Operations

PART II.          OTHER INFORMATION

                  Signatures                                                                                      9

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

     These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Management believes that the disclosures are adequate to make the information presented herein not misleading.

                        CADEMA CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

     ASSETS                                              March 31, 2000       December 31,1999
     ------                                              --------------       ----------------

CURRENT ASSETS:

 Cash and cash equivalents                                 $    22,450           $    13,054
 Trading securities (Cost $563,005 in                          286,863               150,881
  2000 and $540,655 in 1999)
  (Note 2)
 Other current assets                                            1,196                 1,644
                                                           -----------           -----------
     TOTAL CURRENT ASSETS                                      310,509               165,579

 NOTE RECEIVABLE less allowance for bad
   debt of $260,250 in 2000 and 1999                            84,750                84,750
                                                           -----------           -----------
     TOTAL ASSETS                                          $   395,259           $   250,329
                                                           -----------           -----------

     Liabilities and Stockholders' Equity
     ------------------------------------

CURRENT LIABILITIES:

Accrued liabilities                                        $    13,000           $    13,000
                                                           -----------           -----------
    TOTAL CURRENT LIABILITIES                                   13,000                13,000

Accrued dividends on preferred stock                         1,230,914             1,188,469
Minority Interest in Subsidiary (Note 3)                         7,296                 7,296
                                                           -----------           -----------
     TOTAL LIABILITIES                                       1,251,210             1,208,765
                                                           -----------           -----------

STOCKHOLDERS' EQUITY
Series A 8% Cumulative Convertible
  Preferred Stock, par value $.01 per                            4,851                 4,851
  share authorized 5,000,000 shares;
  issued 485,123 shares in 2000 and 1999
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per                            --                    --
  share authorized, 150,000 shares,
  none issued
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares, issued
  10,935,549 shares in 2000 and 1999                           109,356               109,356

Additional paid-in capital                                   7,765,904             7,765,904
Accumulated deficit                                         (8,639,692)           (8,742,177)
Less:  Treasury stock at cost
   Common shares                                               (75,000)              (75,000)
   Preferred shares                                            (21,370)              (21,370)
                                                           -----------           -----------
     TOTAL STOCKHOLDERS' EQUITY                               (855,951)             (958,436)
                                                           -----------           -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                 $   395,259           $   250,329
                                                           ===========           ===========


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                            2000                   1999
                                                            ----                   ----

REVENUE                                                 $       --             $       --
COST OF GOODS SOLD                                              --                     --
                                                        ------------           ------------

         GROSS PROFIT                                           --                     --

OPERATING EXPENSES:
         General and administrative                            7,345                  8,690
                                                        ------------           ------------

                  Total operating expenses                     7,345                  8,690
                                                        ------------           ------------

                  Loss from operations                        (7,345)                (8,690)

OTHER INCOME (EXPENSE):
         Trading securities
         Transactions (Notes 2)
           Realized gains (losses)                            38,348                   --
           Change in unrealized losses                       113,632                 46,731
         Dividend income                                         295                    133
                                                        ------------           ------------
                  Total other income (expense)               152,275                 46,844
                                                        ------------           ------------

INCOME (LOSS) BEFORE INCOME TAXES                            144,930                 38,154

PROVISION FOR INCOME TAXES                                      --                     --
                                                        ------------           ------------

NET INCOME (LOSS)                                            144,930                 38,154

PREFERRED DIVIDENDS EARNED                                    42,445                 42,445
                                                        ------------           ------------

NET INCOME (LOSS) APPLICABLE TO
         COMMON STOCKHOLDERS (Note 2)                   $    102,485           $     (4,291)
                                                        ============           ============

WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING (Note 2)                             10,905,549             10,905,549

INCOME (LOSS) PER COMMON AND SHARE
         BASIC AND DILUTED                              $        .01           $        .00
                                                        ============           ============


           The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED MARCH 31,

CASH FLOWS FROM OPERATING ACTIVITIES                              2000                1999
                                                                  ----                ----

Net income (loss) from operations                              $ 144,930           $  38,154
Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities
    Realized loss (gain) on sale of trading
     securities                                                  (38,348)               --
   Unrealized loss (gain) in value
     of trading securities                                      (113,632)            (46,731)
    Decrease (Increase) in other receivables and
     current assets                                                  448                 650
    (Decrease) increase in accounts payable and
     accrued liabilities                                            --                  --
                                                               ---------           ---------
       Net cash provided by (used in) continuing
        operating activities                                      (6,602)             (7,927)
                                                               ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                             (58,425)               --
   Proceeds from sale of marketable securities                    74,423                --
                                                               ---------           ---------
       Net cash provided by (used in) investing
        activities                                                15,998                --
                                                               ---------           ---------
Net increase (decrease) in cash and
   cash equivalents                                                9,396              (7,927)
Cash and cash equivalents -
   Beginning of Period                                            13,054              13,829
                                                               ---------           ---------
Cash and cash equivalents -
   End of Period                                               $  22,450           $   5,902
                                                               =========           =========


SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Preferred Stock Dividends Earned                            $  45,445           $  45,445
                                                               =========           =========

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS IN THE PERIOD ENDED MARCH 31, 2000

(1)  NATURE OF BUSINESS AND CURRENT OPERATING ENVIRONMENT:

     The principal business of Cadema Corporation (the "Company") is the financing and operating of business enterprises with the potential to generate profits and cash flow. Currently the Company is exploring possible acquisitions and mergers throughout the United States and abroad, as it has done in the past, seeking to enter into new operating businesses and to use the Company's liquid assets in connection therewith. As part of this strategy, the Company entered into a joint venture agreement with Global Environmental, Inc. in December 1993. The Company did not generate any revenues from operations in 2000 or 1999, and is currently pursuing additional contracts.

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

(2)  SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

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

     INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per share is calculated in accordance with SFAS No. 128. Income (loss) per Common Share is calculated by dividing the net income
     (loss) by the weighted average number of common shares outstanding. As all Cadema preferred stock, options and warrants outstanding have an anti-dilutive effect, so no calculations of diluted loss per share have been presented.

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

     RESULTS OF OPERATIONS

     There were no revenues in the first Three months of 2000 or 1999, as the Company's operating subsidiary Global Environmental Offshore Company had no revenue activity.

     Operating expenses for the first Three months of 2000 were $7,345, in line with 1999's first Three month's expenses of $8,690 and represented administrative expenses of the parent Company.

     Other income in the first Three months totaled a gain of $152,275 as compared to a 1999 gain of $46,844. This contrast is due to a larger gains on the company's Investment Portfolio in 2000 compared to the those recognized in the same period of 1999.

     The net income applicable to common stockholders for the first quarter, after an accrual for a Preferred Stock dividend, was $102,485 or $.01 per share. For the same period of the prior year, a poorer performance by the Company's Investment Portfolio resulted in a loss of $4,291 or $.00 per share being recognized.

     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and working capital increased by $144,930 to $297,509 in the first three months of 2000 due primarily to the favorable performance of the Company's marketable securities portfolio. The Company believes it has sufficient working capital to meet its liquidity needs over the next twelve months.

PART II
ITEMS 1 THRU 5:            Not Applicable

ITEM 6:                    Exhibits - Exhibit 27 Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CADEMA CORPORATION

Dated:  April 27, 2000        By:   /s/ Roger D. Bensen
                                  -------------------------------------
                                        ROGER D. BENSEN
                                        Chairman of the Board and
                                        Chief Executive Officer