Form 10QSB
period 2000-06-30
CADEMA CORP
filed 2000-08-14
CIK 318951

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

(Mark One)

__X__ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2000.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__    No _____


There were 10,905,549 shares of the Registrant's common stock outstanding as of July 28, 2000.

                               CADEMA CORPORATION
                                   FORM 10-QSB

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1 - Financial Statements
           Consolidated Balance Sheets - June 30, 2000 and
            December 31, 1999                                          3

         Consolidated Statements of Operations -
            Six months ended June 30, 2000 and June 30, 1999           4

         Consolidated Statements of Operations -
            Three months ended June 30, 2000 and June 30, 1999         5

         Consolidated Statements of Cash Flows -
            Six months ended June 30, 2000 and June 30, 1999           6

         Notes to Financial Statements                                 7

         Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations               9

PART II. OTHER INFORMATION

         Signatures                                                   10

         Exhibit


     The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations, financial position, and statements of cash flows for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.

     These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Management believes that the disclosures are adequate to make the information presented herein not misleading.

                        CADEMA CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                  ASSETS                                    June 30, 2000       December 31, 1999
                  ------                                    -------------       -----------------

CURRENT ASSETS:

 Cash and cash equivalents                                   $    15,611           $    13,054
 Trading securities (Cost $563,005 in                            129,824               150,881
 2000 and $540,655 in 1999)
  (Note 2)
 Other current assets                                                748                 1,644
                                                             -----------           -----------
     TOTAL CURRENT ASSETS                                        146,183               165,579

 NOTE RECEIVABLE less allowance for bad
   debt of $260,250 in 2000 and 1999                              84,750                84,750
                                                             -----------           -----------

     TOTAL ASSETS                                            $   230,933           $   250,329
                                                             ===========           ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:

Accrued liabilities                                          $    14,000           $    13,000
                                                             -----------           -----------

    TOTAL CURRENT LIABILITIES                                     14,000                13,000

Accrued dividends on preferred stock                           1,273,359             1,188,469
Minority Interest in Subsidiary (Note 3)                           7,296                 7,296
                                                             -----------           -----------

     TOTAL LIABILITIES                                         1,294,655             1,208,765
                                                             -----------           -----------

STOCKHOLDERS' Deficiency
Series A 8% Cumulative Convertible
  Preferred Stock, par value $.01 per
  share; authorized 5,000,000 shares;
  issued 485,123 shares in 2000 and 1999                           4,851                 4,851
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per                                --                    --
  Share; authorized, 150,000 shares,
  none issued
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares, issued
  10,935,549 shares in 2000 and 1999                             109,356               109,356
Additional paid-in capital                                     7,765,904             7,765,904
Accumulated deficit                                           (8,847,463)           (8,742,177)
Less:  Treasury stock at cost
   Common shares                                                 (75,000)              (75,000)
   Preferred shares                                              (21,370)              (21,370)
                                                             -----------           -----------

     TOTAL STOCKHOLDERS' DEFICIENCY                           (1,063,722)             (958,436)
                                                             -----------           -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY                               $   230,933           $   250,329
                                                             ===========           ===========


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,


                                                        2000                   1999
                                                        ----                   ----

REVENUE                                             $         --           $         --
COST OF GOODS SOLD                                            --                     --
                                                    ------------           ------------

         GROSS PROFIT                                         --                     --

OPERATING EXPENSES:
         General and administrative                       15,872                 16,160
                                                    ------------           ------------

                  Total operating expenses                15,872                 16,160
                                                    ------------           ------------

                  Loss from operations                   (15,872)               (16,160)

OTHER INCOME (EXPENSE):
         Trading securities
         Transactions (Notes 2)
           Realized gains                                 38,348                     --
           Change in unrealized losses                   (43,406)               (73,872)
         Dividend income                                     535                    153
                                                    ------------           ------------
                  Total other expense                     (4,523)               (73,719)
                                                    ------------           ------------

LOSS BEFORE INCOME TAXES                                 (20,395)               (89,883)

PROVISION FOR INCOME TAXES                                    --                     --
                                                    ------------           ------------

NET LOSS                                                 (20,395)               (89,883)

PREFERRED DIVIDENDS EARNED                                84,891                 84,891
                                                    ------------           ------------

NET LOSS APPLICABLE TO
         COMMON STOCKHOLDERS (Note 2)               $   (105,286)          $   (174,770)
                                                    ============           ============

WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING (Note 2)                         10,905,549             10,905,549
                                                    ============           ============

LOSS PER COMMON SHARE
         BASIC AND DILUTED                          $       (.01)          $       (.01)
                                                    ============           ============


           The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,


                                                            2000                   1999
                                                            ----                   ----

REVENUE                                                 $         --           $         --
COST OF GOODS SOLD                                                --                     --
                                                        ------------           ------------

         GROSS PROFIT                                             --                     --

OPERATING EXPENSES:
         General and administrative                            8,527                  7,470
                                                        ------------           ------------

                  Total operating expenses                     8,527                  7,470
                                                        ------------           ------------

                  Loss from operations                        (8,527)                (7,470)

OTHER INCOME (EXPENSE):
         Trading securities
         Transactions (Notes 2)
           Realized gains (losses)                                --                     --
           Change in unrealized losses                      (157,038)              (120,603)
         Dividend income                                         240                     40
                                                        ------------           ------------
                  Total other income (expense)              (156,798)              (120,563)
                                                        ------------           ------------

LOSS BEFORE INCOME TAXES                                    (165,325)              (128,033)

PROVISION FOR INCOME TAXES                                        --                     --
                                                        ------------           ------------

NET LOSS                                                    (165,325)              (128,033)

PREFERRED DIVIDENDS EARNED                                    42,446                 42,446
                                                        ------------           ------------

NET LOSS APPLICABLE TO
         COMMON STOCKHOLDERS (Note 2)                   $   (207,771)          $   (170,479)
                                                        ============           ============

WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING (Note 2)                             10,905,549             10,905,549
                                                        ============           ============

LOSS PER COMMON SHARE
         BASIC AND DILUTED                              $       (.02)          $       (.01)
                                                        ============           ============


           The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED JUNE 30,


CASH FLOWS FROM OPERATING ACTIVITIES                       2000               1999
                                                           ----               ----

Net loss from operations                                 $(20,395)          $(89,879)
Adjustments to reconcile net Loss
   (loss) to net cash used in operating
     activities
   Realized gain on sale of trading
     securities                                           (38,348)                --
   Unrealized loss gain in value
     of trading securities                                 43,406             73,872
    Decrease in other receivables and
     current assets                                           896                824
    Increase in accounts payable and
     accrued liabilities                                    1,000              2,872
                                                         --------           --------
       Net cash provided by used in continuing
        operating activities                              (13,441)           (12,311)
                                                         --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                      (58,425)                --
   Proceeds from sale of marketable securities             74,423                 --
       Net cash provided by (used in) investing
        activities                                         15,998                 --
                                                         --------           --------

Net increase (decrease) in cash and
   cash equivalents                                         2,557            (12,311)
Cash and cash equivalents -
   Beginning of Period                                     13,054             13,829
                                                         --------           --------
Cash and cash equivalents -
   End of Period                                         $ 15,611           $  1,518
                                                         ========           ========


SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Preferred Stock Dividends Earned                      $ 84,891           $ 84,891
                                                         ========           ========

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS IN THE PERIOD ENDED JUNE 30, 2000

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

     INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per share is calculated in accordance with SFAS No. 128. Income (loss) per Common Share is calculated by dividing the net income
     (loss) by the weighted average number of common shares outstanding. As all Cadema preferred stock outstanding has an anti-dilutive effect, so no calculations of diluted loss per share have been presented.

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


     RESULTS OF OPERATIONS

     There were no revenues in the first six months of 2000 or 1999, as the Company's operating subsidiary Global Environmental Offshore Company had no revenue activity.

     Operating expenses for the first six months of 2000 were $15,872, in line with 1999's first six months' expenses of $16,160 and represented administrative expenses of the parent Company.

     Other expense in the first six months totaled a $4,523 as compared to a 1999 loss of $73,719. This contrast is due to better performance on the Company's Investment Portfolio in 2000 compared to the same period of 1999.

     The net loss applicable to common stockholders for the first half, after an accrual for a Preferred Stock dividend, was $105,286 or $.01 per share. For the same period of the prior year, a poorer performance by the Company's Investment Portfolio resulted in a loss of $174,770 or $.01 loss per share being recognized.


     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and working capital decreased by $20,396 to $132,183 in the first six months of 2000 due primarily payment of G&A expenses. The Company believes it has sufficient working capital to meet its liquidity needs over the next twelve months.


PART II

ITEMS 1 THRU 5:     Not Applicable

ITEM 6:             Exhibits - Exhibit 27 Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CADEMA CORPORATION


Dated:  August 4, 2000     By: /s/ Roger D. Bensen
                               -------------------------------------------------
                                   ROGER D. BENSEN
                                   Chairman of the Board and
                                   Chief Executive Officer