Form 10QSB
period 2000-09-30
CADEMA CORP
filed 2000-11-13
CIK 318951

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2000.

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


There were 10,905,549 shares of the Registrant's common stock outstanding as of October 31, 2000.

                               CADEMA CORPORATION
                                   FORM 10-QSB

                                      INDEX

PART 1.   FINANCIAL INFORMATION

          Item 1 - Financial Statements
           Consolidated Balance Sheets - September 30, 2000 and
           December 31, 1999                                                     3

          Consolidated Statements of Operations -
           Nine months ended September 30, 2000 and
           September 30, 1999                                                    4

          Consolidated Statements of Operations -
           Three months ended September 30, 2000 and
           September 30, 1999                                                    5

          Consolidated Statements of Cash Flows -
           Nine months ended September 30, 2000 and
           September 30, 1999                                                    6

          Notes to Financial Statements                                          7

          Item 2 - Management's Discussion and Analysis of                       9
           Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

          Signatures                                                            10

          Exhibit


     The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations, financial position, and statements of cash flows for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.

     These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Management believes that the disclosures are adequate to make the information presented herein not misleading.

                        CADEMA CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                        ASSETS                            September 30, 2000    December 31,1999
                        ------                            ------------------    ----------------

CURRENT ASSETS:

 Cash and cash equivalents                                   $     9,361           $    13,054
 Trading securities (Cost $547,290 in                            126,329               150,881
 2000 and $540,655 in 1999)
  (Note 2)
 Other current assets                                                299                 1,644
                                                             -----------           -----------

     TOTAL CURRENT ASSETS                                        135,989               165,579

 NOTE RECEIVABLE less allowance for bad
   debt of $260,250 in 2000 and 1999 (Note 3)                     84,750                84,750
                                                             -----------           -----------

     TOTAL ASSETS                                            $   220,739           $   250,329
                                                             ===========           ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accrued liabilities                                          $     4,477           $    13,000
                                                             -----------           -----------

     TOTAL CURRENT LIABILITIES                                     4,477                13,000

Accrued dividends on preferred stock                           1,315,804             1,188,469
Minority Interest in Subsidiary (Note 3)                           7,296                 7,296
                                                             -----------           -----------

     TOTAL LIABILITIES                                         1,327,577             1,208,765
                                                             -----------           -----------

STOCKHOLDERS' DEFICIENCY
Series A 8% Cumulative Convertible
  Preferred Stock, par value $.01 per
  share; authorized 5,000,000 shares;
  issued 485,123 shares in 2000 and 1999                           4,851                 4,851
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per
  Share; authorized, 150,000 shares,
  none issued                                                         --                    --
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares, issued
  10,935,549 shares in 2000 and 1999                             109,356               109,356
Additional paid-in capital                                     7,765,904             7,765,904
Accumulated deficit                                           (8,890,579)           (8,742,177)
Less: Treasury stock at cost
   Common shares                                                 (75,000)              (75,000)
   Preferred shares                                              (21,370)              (21,370)
                                                             -----------           -----------

     TOTAL STOCKHOLDERS' DEFICIENCY                           (1,106,838)             (958,436)
                                                             -----------           -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY                               $   220,739           $   250,329
                                                             ===========           ===========


 The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                            2000                  1999
                                                            ----                  ----

REVENUE                                                 $         --           $         --
COST OF GOODS SOLD                                                --                     --
                                                        ------------           ------------

         GROSS PROFIT                                             --                     --

OPERATING EXPENSES:
         General and administrative                           23,243                 23,187
                                                        ------------           ------------

                  Total operating expenses                    23,243                 23,187
                                                        ------------           ------------

                  Loss from operations                       (23,243)               (23,187)

OTHER INCOME (EXPENSE):
         Trading securities
         Transactions (Note 2)
           Realized gains                                     29,897                  1,387
           Change in unrealized losses                       (28,401)               (82,959)
         Dividend income                                         681                    177
                                                        ------------           ------------
                  Total other income (expense)                 2,177                (81,395)
                                                        ------------           ------------

LOSS BEFORE INCOME TAXES                                     (21,066)              (104,582)

PROVISION FOR INCOME TAXES                                        --                     --
                                                        ------------           ------------

NET LOSS                                                     (21,066)              (104,582)

PREFERRED DIVIDENDS EARNED                                   127,336                127,336
                                                        ------------           ------------

NET LOSS APPLICABLE TO
         COMMON STOCKHOLDERS (Note 2)                   $   (148,402)          $   (231,918)
                                                        ============           ============

WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING (Note 2)                             10,905,549             10,905,549
                                                        ============           ============

LOSS PER COMMON SHARE
         BASIC AND DILUTED                              $       (.01)          $       (.02)
                                                        ============           ============


   The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                            2000                   1999
                                                            ----                   ----

REVENUE                                                 $         --           $         --
COST OF GOODS SOLD                                                --                     --
                                                        ------------           ------------

         GROSS PROFIT                                             --                     --

OPERATING EXPENSES:
         General and administrative                            7,371                  7,027
                                                        ------------           ------------

                  Total operating expenses                     7,371                  7,027
                                                        ------------           ------------

                  Loss from operations                        (7,371)                (7,027)

OTHER INCOME (EXPENSE):
         Trading securities
         Transactions (Note 2)
           Realized gains (losses)                            (8,451)                 1,387
           Change in unrealized losses                        15,005                 (9,087)
         Dividend income                                         146                     24
                                                        ------------           ------------
                  Total other income (expense)                 6,700                 (7,676)
                                                        ------------           ------------

LOSS BEFORE INCOME TAXES                                        (671)               (14,703)

PROVISION FOR INCOME TAXES                                        --                     --
                                                        ------------           ------------

NET LOSS                                                        (671)               (14,703)

PREFERRED DIVIDENDS EARNED                                    42,445                 42,445
                                                        ------------           ------------

NET LOSS APPLICABLE TO
         COMMON STOCKHOLDERS (Note 2)                   $    (43,116)          $    (57,148)
                                                        ============           ============

WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING (Note 2)                             10,905,549             10,905,549
                                                        ============           ============

LOSS PER COMMON SHARE
         BASIC AND DILUTED                              $       (.00)          $       (.01)
                                                        ============           ============


           The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED SEPTEMBER 30,


CASH FLOWS FROM OPERATING ACTIVITIES                        2000                1999
                                                            ----                ----

Net loss from operations                                 $ (21,066)          $(104,582)
Adjustments to reconcile net loss
   to net cash used in operating activities
    Realized gain on sale of trading
     securities                                            (29,897)             (1,387)
   Unrealized loss gain in value
     of trading securities                                  28,401              82,959
    Decrease in other receivables and
     current assets                                          1,344               1,001
    Increase (decrease) in accounts payable and
     accrued liabilities                                    (8,523)              4,464
                                                         ---------           ---------
       Net cash by used in
        operating activities                               (29,741)            (17,545)
                                                         ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                       (58,425)                 --
   Proceeds from sale of marketable securities              84,473               5,662
       Net cash provided by investing
        activities                                          26,048               5,662
                                                         ---------           ---------

Net decrease in cash and
   cash equivalents                                         (3,693)            (11,883)
Cash and cash equivalents -
   Beginning of Period                                      13,054              13,829
                                                         ---------           ---------
Cash and cash equivalents -
   End of Period                                         $   9,361           $   1,946
                                                         =========           =========


SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Preferred Stock Dividends Earned                      $ 127,336           $ 127,336
                                                         =========           =========

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NINE MONTHS IN THE PERIOD ENDED SEPTEMBER 30, 2000

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

     INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per share is calculated in accordance with SFAS No. 128. Income (loss) per Common Share is calculated by dividing the net income
     (loss) by the weighted average number of common shares outstanding. As all Cadema convertible preferred stock outstanding has an anti-dilutive effect, no calculations of diluted loss per share have been presented.

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

     Notes payable issued by Global Environmental Corp. to the Joint Venture are carried on the Balance Sheet as Notes Receivable and were due on December 31, 1996. Negotiations are in process for the refinancing of the note. As collection of the note in 2000 is not likely, the note has been classified as long-term.

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


     RESULTS OF OPERATIONS

     There were no revenues in the first nine months of 2000 or 1999, as the Company's operating subsidiary Global Environmental Offshore Company had no revenue activity.

     Operating expenses for the first nine months of 2000 were $23,243, in line with 1999's first nine months' expenses of $23,187 and represented administrative expenses of the parent Company.

     Other Income/expense in the first nine months was income of $2,177 as compared to a 1999 expense of $81,395. This contrast is due to better performance on the Company's Investment Portfolio in 2000 compared to the same period of 1999.

     The net loss applicable to common stockholders for the first three quarters, after an accrual for a Preferred Stock dividend, was $148,402 or $.01 per share. For the same period of the prior year, a poorer performance by the Company's Investment Portfolio resulted in a loss of $231,918 or $.02 loss per share being recognized.


     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and working capital decreased by $21,067 to $131,512 in the first nine months of 2000 due primarily payment of G&A expenses. The Company believes it has sufficient working capital to meet its liquidity needs over the next twelve months.


PART II
ITEMS 1 THRU 5:          Not Applicable

ITEM 6:                  Exhibits - Exhibit 27 Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CADEMA CORPORATION


Dated: November 1, 2000                      By: /s/ Roger D. Bensen
                                                 -------------------------------
                                                     ROGER D. BENSEN
                                                     Chairman of the Board and
                                                     Chief Executive Officer