Form 10KSB
period 2000-12-31
CADEMA CORP
filed 2001-03-29
CIK 318951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

   X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------      EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2000.

              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
--------      SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

              Commission File No. 0-9614

                               CADEMA CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


           DELAWARE                                       88-0160741
--------------------------------               ------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                 No.)


                           c/o Number One Corporation
                     50 Washington Street, Norwalk CT 06854
--------------------------------------------------------------------------------
        (Address of Principal Executive Offices)   (Zip Code)


Issuer's telephone number, including area code:  (203)  854-6711
                                                --------------------------------

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
Yes   X    No
   ------    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

State issuer's revenues for its most recent fiscal year $ 0 . As of February 28, 2001, the aggregate market value of common stock held by non-affiliates of the registrant, based on the average of the bid and asked prices of such stock as reported by the National Association of Securities Dealers, Inc. on such date, was approximately $110,000.

There were 10,921,122 shares of the Registrant's common stock outstanding as of February 28, 2001.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check one):
Yes             No      X
   ------------    ----------

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

         On December 31, 1993, the Company entered into a Joint Venture Agreement with Danzer Industries, Inc., formerly Global Environmental Corp., which created Global Environmental Offshore Company ("Global") which previously engaged in contracting for the design and installation of air pollution control equipment and facilities in areas located outside the United States. Global previously provided design, assembly and project management services related to the construction of air pollution control systems. Global's business was inactive during fiscal 2000, 1999 and 1998. Cadema owns 51% of Global.

         Unless the context otherwise indicates, all references herein to Cadema or the Company include Cadema Corporation and its subsidiary and predecessors.

         The Company is still exploring other possible acquisitions and mergers, as it has done in the past, seeking to enter into new operating businesses and to use the Company's liquid assets in connection therewith.

         The Company has also used available cash to purchase, hold and dispose of equity interests in various high technology companies as outlined in a plan approved by stockholders in 1988. Securities transactions in 2000 resulted in a realized gain of $19,009 and an unrealized loss of $61,322. The Company intends to continue to invest in trading securities, including but not limited to stocks, bonds, options and warrants. The Company previously invested, and expects in the future to invest, primarily in stocks of smaller, lesser known and often more speculative companies, which while entailing above average risk, offer the potential of above average return on investment. See Note 5 to Consolidated Financial Statements.

NUMBER OF EMPLOYEES

         The Company's Chief Executive Officer and President, Mr. Roger D. Bensen, was the sole employee as of December 31, 2000 and was not compensated for serving in such capacity.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company does not currently own or lease any real property.

ITEM 3.  LEGAL PROCEEDINGS

         No material legal proceedings are pending to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no meetings of stockholders during the fourth quarter of 2000 nor were any matters submitted for vote.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Common Stock ("Common Stock") and the Series A 8% Cumulative Convertible Preferred Stock ("Preferred Stock") of the Company trade on the Nasdaq Bulletin Board under the symbols CIBM and CIBMP, respectively. Previously these shares had traded on the Nasdaq Small Cap Market but were removed from this market due to failure to meet administrative requirements. The following Table sets forth, for the respective periods indicated, the prices of the Common Stock and Preferred Stock in the over-the-counter market, based upon inter-dealer high and low bid prices, without retail mark-up, mark-down, commissions or adjustments (and may not represent actual transactions), as reported and summarized by the National Association of Securities Dealers Automated Quotation Service.

                          Common                      Preferred
                          ------                      ---------
                        High     Low               High         Low
                        -------------             ------------------

4th Quarter 2000        $.05     $.01              $.91        $.34
3rd Quarter 2000        $.31     $.15             $1.03        $.36
2nd Quarter 2000       $1.23     $.28             $1.03        $.35
1st Quarter 2000        $.52     $.05              $.62        $.32

4th Quarter 1999        $.50     $.02              $.66        $.31
3rd Quarter 1999        $.04     $.02              $.41        $.21
2nd Quarter 1999        $.06     $.01              $.62        $.33
1st Quarter 1999        $.03     $.01              $.39        $.33


     The approximate number of stockholders of record of the Company's Common Stock and Preferred Stock as of February 28, 2001, were 988 and 276 respectively, as set forth on the books of the transfer agent/registrar of the Company. The Company believes that a substantial number of additional stockholders hold their shares in nominee name.

DIVIDENDS

     The Company has not paid any dividends on its Common Stock since inception and plans to retain any earnings for the future development of its business. Future dividends on the Common Stock, if any, will be dependent upon the Company's earnings, financial condition, and other relevant factors as determined by its Board of Directors. Annual cumulative dividends of $0.40 per share of Preferred Stock are payable semiannually in cash or common stock unless they are deferred by the Board of Directors. The dividends that were payable during 1993 through 2000 were deferred and have accumulated for possible payment at a later date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's primary focus in 2000 was to seek additional joint venture partners since its existing Joint Venture investee, Global Environmental Offshore Company, generated no revenues in 2000. Global was set up to provide pollution control services for international customers.

     The Company continues in its principal business of seeking and financing business enterprises with the potential to generate profits and positive cash flow. The Company's previous entry into the pollution control business is part of this strategy. New opportunities were evaluated in 2000 but none were deemed appropriate to enter into.

     The Company intends to continue using its available funds to purchase, invest in and sell securities as outlined in a plan approved by stockholders in 1988.

     In the near future, the Company will need to restructure its joint venture, Global Environmental Offshore Company. During 1996, Danzer Industries, Inc., formerly Global Environmental Corp., the other party to the joint venture, disposed of one of its subsidiaries which produced products of the type the Joint Venture was intending to sell internationally. Therefore, the Company is currently reevaluating its Joint Venture's status and plans. In connection with the formation of the Joint Venture, the Joint Venture loaned $345,000 to Danzer Industries, Inc., which was due to be repaid on December 31, 1996. Danzer Industries, Inc. does not presently have available funds to make such a repayment. Danzer Industries, Inc. has offered to exchange its stock for the note. The Company has established a 87% reserve against the carrying value of the aforementioned note in recognition of the potential costs involved in liquidating any noncash settlement of this investment. Negotiations are continuing to resolve this issue.

     During 2000, Cadema reviewed potential acquisition opportunities, as it continues to move toward its goal to become a larger company. All negotiations failed, however, because of a continuing problem with the existence of the Company's Preferred Stock. Originally issued 13 years ago, the Preferred Stock initially paid dividends in cash, and then paid them in shares of Common Stock, as provided for in its certificate of Designation for the Preferred Stock. This practice was continued for many years until Cadema's liquidity was impaired by the losses brought on by the Cognition acquisition and its subsequent disposal. Over the past several years, Preferred Stock dividends have been accrued rather than paid, because the Company has been unable to pay dividends.

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

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

     In 2000, Global generated no revenues. Therefore operating results present Cadema's administrative expenses and marketable securities activity.

REVENUES

     Global generated no orders in 2000 and so revenues were $0 the same as in 1999. The Joint Venture is inactive.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses, costs incurred in maintaining the Company, were $46,773 in 2000, up 1% from 1999's $46,187.

TRADING SECURITIES TRANSACTIONS

     Trading securities investment activity generated a realized gain of $19,009 in 2000 compared to a realized gain of $14,002 in 1999. The securities portfolio also generated an unrealized loss of $61,322 in 2000, compared to the 1999 unrealized loss of $84,495. The performance of individual stocks comprising the trading securities holdings are the cause of these results.


FISCAL 1999 COMPARED TO FISCAL 1998

     In 1999, Global generated no revenues. Therefore operating results present Cadema's administrative expenses and marketable securities activity.

REVENUES

     Global generated no orders in 1999 and so revenues were $0 the same as in 1998. The Joint Venture is inactive.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $64,973 at the end of 2000, down from $152,579 in 1999. Management believes this resource is sufficient for funding the Company's anticipated needs in 2001.

SELECTED FINANCIAL DATA

                                                       Years Ended December 31,
                                                       ------------------------
Operating Data:                               2000               1999               1998
---------------------------------------------------------------------------------------------
Revenue                                           --                 --                 --
Cost of Goods Sold                                --                 --                 --
Operating Expenses                      $     46,773       $     46,187       $     65,470
Other Expense                                (37,299)           (70,280)          (219,365)
Loss Before
 Income Taxes                               (125,072)          (116,467)          (284,835)
Provision for Income
 Taxes                                            --                 --                 --
Preferred Dividends Earned                  (169,781)          (169,781)          (169,781)
Net Loss
 Applicable to Common Stockholders          (294,853)          (286,248)          (454,616)
Net Loss per Common Share -
 Basic and Diluted                              (.03)              (.03)              (.04)
Weighted Average Common Shares
  Outstanding                             10,909,442         10,905,549         10,905,549

BALANCE SHEET DATA:

Working Capital                               64,973            152,579            269,045
Total Assets                                 122,723            250,329            366,795
Total Current Liabilities                     14,000             13,000             13,000
Stockholders' Deficiency                  (1,253,289)          (958,436)          (672,188)

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated herein by reference are the Consolidated Financial Statements and Schedules of the Company and its Subsidiary filed with and made a part of this report. (Also see Item 13 of this Report.)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


     1. On August 1, 2000, the Company was notified that Rudolph, Palitz LLC had merged with McGladrey & Pullen, LLP and that Rudolph, Palitz LLC would no longer be the auditor for the Registrant. McGladrey & Pullen, LLP was appointed as the Registrant's new auditor.

     2. The auditor's reports from Rudolph, Palitz LLC for the Registrant's past two fiscal years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     3. The decision to engage McGladrey & Pullen, LLP was not approved by the Board of Directors.

     4. During the Registrant's two most recent fiscal years and the subsequent interim period preceding the change, there have been no disagreements with Rudolph, Palitz LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company are as follows:

                                                                Director or
                                                                 Officer
     Name                Age           Position                   Since
--------------------------------------------------------------------------------

Roger D. Bensen          65      Chairman of the Board,           1983
                                 Chief Executive Officer
                                 and President/Director

Richard B. Ames          62      Director                         1985

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

STOCK OPTION PLANS:

1986 PLAN

     In November 1986, the Board of Directors of the Company adopted the Company's 1986 Stock Option Plan (the "1986 Plan") and the plan was approved by the Company's stockholders on December 15, 1986. Options intended to qualify as incentive stock options and nonqualified options may be granted under the 1986 Plan. The aggregate number of shares which may be issued under the 1986 Plan may not exceed 600,000 shares of Common Stock. The purpose of the 1986 Plan is to provide eligible employees, officers and directors of the Company with an opportunity to acquire or increase their equity interest in the Company, and thereby to induce them to remain in the Company's service. In 2000, 1999 and 1998, no options were granted and no options expired. As of December 31, 2000, no options were outstanding and options covering 600,000 shares of Common Stock were available under the 1986 Plan.

OTHER STOCK OPTIONS

     In 2000, 1999, and 1998 no options were granted, exercised, terminated or expired. As of December 31, 2000 there were no options outstanding.

OTHER EXECUTIVE PLANS

     The Company has no long term incentive or pension plans.

COMPENSATION OF DIRECTORS

     In 2000, 1999 and 1998, the directors did not receive compensation for their services. Currently there are no standard arrangements for the compensation of directors for their services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following Table sets forth information as of the February 28, 2001, regarding the voting securities of the Company owned by each person who owns of record, or is known by the Company to own beneficially, more than five percent of any class of voting securities and by each director of the Company and all directors and officers of the Company as a group. None of the directors or officers are holders of record of Preferred Stock.

                                                     Amount and Nature        Percent
 Title               Name and Address                 of Beneficial           of Class       Percent of
of Class           of Beneficial Owner                  Ownership               (1)          Voting Stock
------------------------------------------------------------------------------------------------------------
Common             Roger D. Bensen                2,440,352 shares(2)(3)        23.9              22.5
                   50 Washington Street
                   Norwalk, CT  06854

Common             Richard B. Ames                  86,406 shares(4)              .8                .7
                   730 7th Street
                   Eureka, CA  95501

Common             All Directors and                 2,707,758 shares           24.8              23.3
                   Officers as a Group
                   (2 Persons)

Preferred          Anne W. Bensen                  30,000 shares(5)(6)           6.2                --
                   69 Dandy Drive
                   Cos Cob, CT  06807


     (1) Shares of Common Stock which a person has the right to acquire within 60 days after January 31, 2001 are deemed to be outstanding in calculating the percentage ownership of the person, but are not deemed to be outstanding as to any other person.

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

     (4) Includes 13,713 shares of Common Stock held by Mr. Ames' wife, as to which Mr. Ames disclaims beneficial ownership and as to which he has no voting or investment powers.

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

(5) Filed as Exhibit to the Company's Form 10-KSB dated December 31, 1995 and incorporated herein by reference.

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                        CADEMA CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                             F-2 to F-3

FINANCIAL STATEMENTS:

Consolidated Balance Sheets - December 31, 2000 and 1999               F-4

Consolidated Statements of Operations for Each of the
         Three Years in the Period Ended December 31, 2000             F-5

Consolidated Statements of Changes in Stockholders'
         Deficiency for Each of the Three Years in the Period
         Ended December 31, 2000                                       F-6

Consolidated Statements of Cash Flows for Each of the
         Three Years in the Period Ended December 31, 2000             F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-8 to F-15

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Cadema Corporation
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheet of Cadema Corporation and Subsidiary as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadema Corporation and Subsidiary as of December 31, 2000 and the results of their operations and their cash flows for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and at December 31, 2000 had a stockholders' deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                 /s/ McGladrey & Pullen  LLP

Blue Bell, PA
February 28, 2001

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Cadema Corporation
Norwalk, Connecticut


We have audited the accompanying consolidated balance sheet of Cadema Corporation and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadema Corporation and Subsidiary as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                        /s/ Rudolph, Palitz LLC

Blue Bell, PA
February 8, 2000

                        CADEMA CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

               ASSETS                             December 31, 2000     December 31, 1999
               ------                             -----------------     -----------------
CURRENT ASSETS:

 Cash and cash equivalents                           $     9,533          $    13,054
 Trading securities (Cost $525,883 in                     67,820              150,881
 2000 and $540,655 in 1999)
  (Notes 2 and 5)
 Other current assets                                      1,620                1,644
                                                     -----------          -----------
     TOTAL CURRENT ASSETS                                 78,973              165,579

 NOTE RECEIVABLE less allowance for bad
   debt of $301,250 in 2000 and $260,250
   in 1999 (Note 4)                                       43,750               84,750
                                                     -----------          -----------
     TOTAL ASSETS                                    $   122,723          $   250,329
                                                     ===========          ===========
                LIABILITIES AND STOCKHOLDERS'
                          DEFICIENCY
CURRENT LIABILITIES:

 Accrued liabilities                                 $    14,000          $    13,000
                                                     -----------          -----------
     TOTAL CURRENT LIABILITIES                            14,000               13,000

Accrued dividends on preferred stock
   (Note 7)                                            1,358,249            1,188,469
Minority Interest in Subsidiary (Note 4)                   3,763                7,296
                                                     -----------          -----------
     TOTAL LIABILITIES                                 1,376,012            1,208,765
                                                     -----------          -----------
STOCKHOLDERS' DEFICIENCY (Notes 2,3
  and 7)
Series A 8% Cumulative Convertible
  Preferred Stock, par value $.01 per
  share; authorized 5,000,000 shares;
  issued 476,423 shares in 2000 and
  485,123 shares in 1999                                   4,764                4,851
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per
  Share; authorized, 150,000 shares,
  none issued                                                 --                   --
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares, issued
  10,951,122 shares in 2000 and
  10,935,549 shares in 1999                              109,511              109,356
Additional paid-in capital                             7,765,836            7,765,904
Accumulated deficit                                   (9,037,030)          (8,742,177)
Less:  Treasury stock at cost
   Common shares                                         (75,000)             (75,000)
   Preferred shares                                      (21,370)             (21,370)
                                                     -----------          -----------
     TOTAL STOCKHOLDERS' DEFICIENCY                   (1,253,289)            (958,436)
                                                     -----------          -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY                       $   122,723          $   250,329
                                                     ===========          ===========


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

                                                          2000                1999                  1998
                                                          ----                ----                  ----
REVENUE                                                        --                    --                    --
COST OF GOODS SOLD                                             --                    --                    --
                                                     ------------          ------------          ------------

         GROSS PROFIT                                          --                    --                    --

OPERATING EXPENSES:
         General and administrative                  $     46,773          $     46,187          $     47,470
         Provision for loss on note
         receivable (Note 4)                               41,000                    --                18,000
                                                     ------------          ------------          ------------
                  Total operating expenses                 87,773                46,187                65,470
                                                     ------------          ------------          ------------
                  Loss from operations                    (87,773)              (46,187)              (65,470)

OTHER INCOME (EXPENSE):
         Trading Securities Transactions
         (Notes 2 and 5)
           Realized gains (losses)                         19,009                14,002               (86,420)
           Unrealized losses                              (61,322)              (84,495)             (134,549)
           Dividend income                                  1,481                   213                 1,604
         Minority interest in loss of
           subsidiary                                       3,533                    --                    --
                                                     ------------          ------------          ------------
                  Total other expense                     (37,299)              (70,280)             (219,365)
                                                     ------------          ------------          ------------
LOSS BEFORE INCOME TAXES                                 (125,072)             (116,467)             (284,835)

PROVISION FOR INCOME TAXES (Note 6)                            --                    --                    --
                                                     ------------          ------------          ------------
NET LOSS (Note 3)                                        (125,072)             (116,467)             (284,835)

PREFERRED DIVIDENDS EARNED (NOTE 7)                      (169,781)             (169,781)             (169,781)
                                                     ------------          ------------          ------------
NET LOSS APPLICABLE TO
         COMMON STOCKHOLDERS (Notes 2 and 7)         $   (294,853)         $   (286,248)         $   (454,616)
                                                     ============          ============          ============

WEIGHTED AVERAGE COMMON SHARES                         10,909,442            10,905,549            10,905,549
                                                     ============          ============          ============
         OUTSTANDING (Notes 2 and 7)

LOSS PER COMMON SHARE
         BASIC AND DILUTED
         (Notes 2 and 7):                            $      (0.03)         $      (0.03)         $      (0.04)
                                                     ============          ============          ============



         The accompanying notes to the consolidated financial statements are an integral part of these statements

                       CADEMA CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000


                               Preferred Stock          Common Stock
                             -----------------    -----------------------
                                                    Number                  Additional                   Treasury       Total
                             Number of               of                      Paid-in     Accumulated      Stock,     Stockholders'
                              Shares    Amount      Shares       Amount      Capital       Deficit       at Cost      Deficiency
                              -------   ------   -----------  -----------  -----------   -----------   -----------   -----------
BALANCE, December 31, 1997    485,123   $4,851    10,935,549  $   109,356  $ 7,765,904   ($8,001,313)    $(96,370)  $  (217,572)
                              -------   ------   -----------  -----------  -----------   -----------     --------   -----------

Preferred dividend accrued
(Note 7)                           --       --            --           --           --      (169,781)          --      (169,781)
Net Loss - 1998                    --       --            --           --           --      (284,835)          --      (284,835)
                              -------   ------   -----------  -----------  -----------   -----------     --------   -----------
BALANCE, December 31, 1998    485,123   $4,851    10,935,549  $   109,356  $ 7,765,904   ($8,455,929)    $(96,370)  $  (672,188)

Preferred dividend accrued
(Note 7)                           --       --            --           --           --      (169,781)          --      (169,781)
Net Loss - 1999                    --       --            --           --           --      (116,467)          --      (116,467)

                              -------   ------   -----------  -----------  -----------   -----------     --------   -----------
BALANCE, December 31, 1999    485,123   $4,851    10,935,549  $   109,356  $ 7,765,904   ($8,742,177)    $(96,370)  $  (958,436)

Conversion of preferred
  stock to common stock
  (Note 7)                     (8,700)     (87)       15,573          155          (68)           --           --            --

Preferred dividend accrued
(Note 7)                           --       --            --           --           --      (169,781)          --      (169,781)
Net Loss - 2000                    --       --            --           --           --      (125,072)          --      (125,072)

                              -------   ------   -----------  -----------  -----------   -----------     --------   -----------
BALANCE, December 31, 2000    476,423   $4,764    10,951,122  $   109,511  $ 7,765,836   ($9,037,030)    $(96,370)  $(1,253,289)
                              =======   ======    ==========  ===========  ===========   ===========     ========   ===========

         The accompanying notes to the consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000



CASH FLOWS FROM OPERATING ACTIVITIES                              2000            1999            1998
                                                                ---------       ---------       ---------
Net loss                                                        $(125,072)      $(116,467)      $(284,835)
Adjustments to reconcile net loss to
  net cash used in operating
  activities
Provision for loss on note
  Receivable, net of minority interest                             37,467              --          18,000
  Realized (gain) loss on sale of
    trading securities                                            (19,009)        (14,002)         86,420
  Unrealized loss in value
    of trading securities                                          61,322          84,495         134,549
  Decrease (increase) in other
    current assets                                                     24            (495)            (99)
  Increase in other
    current liabilities                                             1,000              --              --
                                                                ---------       ---------       ---------
       Net cash used in operating
         activities                                               (44,268)        (46,469)        (45,965)
                                                                ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of trading securities                                 (58,425)        (37,122)        (74,336)
   Proceeds from sales of trading
     securities                                                    99,172          82,816          85,448
                                                                ---------       ---------       ---------
       Net cash provided by investing
        activities                                                 40,747          45,694          11,112
                                                                ---------       ---------       ---------

Net decrease in cash                                               (3,521)           (775)        (34,853)

Cash and equivalents- Beginning of Year                            13,054          13,829          48,682
                                                                ---------       ---------       ---------

Cash and equivalents- End of Year                               $   9,533       $  13,054       $  13,829
                                                                =========       =========       =========
SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Preferred Stock Dividends Accrued                            $ 169,781       $ 169,781       $ 169,781
                                                                =========       =========       =========
   Conversion of 8,700 shares of preferred stock to 15,573
     shares of common stock (Note 7)                            $      --       $      --       $      --
                                                                =========       =========       =========


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2000

(1)  NATURE OF BUSINESS AND CURRENT OPERATING ENVIRONMENT:

     The principal business of Cadema Corporation (the "Company") is the financing and operating of business enterprises with the potential to generate profits and cash flow. Currently the Company is exploring possible acquisitions and mergers throughout the United States and abroad, as it has done in the past, seeking to enter into new operating businesses and to use the Company's liquid assets in connection therewith. As part of this strategy, the Company entered into a joint venture agreement with Global Environmental, Inc. in December 1993. The Company did not generate any revenues from operations in 1998, 1999 or 2000, and is currently pursuing additional business opportunities.

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

     There are significant risk factors affecting the Company, including the volatility of market values of its investment securities portfolio, and the possible need for additional capital. These and other factors may adversely affect the Company's future operations.

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

     LOSS PER COMMON SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share," during the year ended December 31, 1997. SFAS No.128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earnings per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All convertible preferred stock series, options and warrants outstanding presently have an anti-dilutive effect and, accordingly, no calculations of diluted loss per share have been presented. Loss per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128 (Note 7) and determined by dividing the net loss by the weighted average number of common shares outstanding during the period. There were 10,909,442, 10,905,549 and 10,905,549 weighted average number of shares outstanding during 2000, 1999 and 1998, respectively.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     STOCK-BASED COMPENSATION

     In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", ("Statement") which provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and the Company's stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees" (APB No. 25). FASB encourages entities to adopt the fair value-based method but does not require adoption of this method. SFAS No. 123 became effective for fiscal years beginning after December 15, 1995. The Company is continuing its current accounting policy and has adopted the "disclosure only" provisions of SFAS No. 123. SFAS No. 123 had no impact on the Company's financial position or results of operations for 1998, 1999 and 2000.

(3)  GOING CONCERN:

     The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. Since inception, the Company has not generated revenues to meet its operating expenses and has incurred significant operating losses and net losses. At December 31, 2000, the Company has a stockholders' deficiency of $1,253,289. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

     The Company's primary focus in 2000 was to seek additional joint venture partners since its existing Joint Venture investee, Global Environmental Offshore Company, generated no revenues in 2000. Global was set up to provide pollution control services for international customers.

     The Company continues in its principal business of seeking and financing business enterprises with the potential to generate profits and positive cash flow. The Company's previous entry into the pollution control business is part of this strategy. New opportunities were evaluated in 2000 but none were deemed appropriate to enter into.

     The Company intends to continue using its available funds to purchase, invest in and sell securities as outlined in a plan approved by stockholders in 1988.

     There is approximately $65,000 of working capital at year-end. Annual required cash outlays include only the payment of administrative expenses of approximately $47,000. The Company is also attempting to restructure its payment of dividend arrearages, a long-term liability, in light of future plans.

(4)  JOINT VENTURE:

     On December 31, 1993 the Company entered into a Joint Venture Agreement with Danzer Industries, Inc. formerly Global Environmental, Corp., a New York corporation, to create the Joint Venture entity Global Environmental Offshore Company ("Global" or "Joint Venture"). The Joint Venture Company engages in contracting for the design and installation of Air Pollution Control equipment and facilities in areas located outside the United States. Under the terms of the Joint Venture Agreement, the Company contributed $350,000 and received 51% of control of the Joint Venture.

     Under the Joint Venture Agreement, Danzer Industries, Inc. has the right to acquire the Company's interest in the Joint Venture for, at the Company's option, 875,000 shares of Global stock or the greater of $350,000 or the Company's existing capital account. The Company has the option to convert its Joint Venture interest into 875,000 shares of Danzer Industries, Inc.'s common stock.

     The financial statements of the Joint Venture are consolidated with the Company's results in the accompanying financial statements. The portion of the Joint Venture's income or loss that is not applicable to the Company is recorded as Minority Interest on the Statement of Operations. The cumulative income or loss along with Global Environmental Corp.'s initial capital contribution to the Joint Venture is recorded under the caption Minority Interest in Subsidiary on the Balance Sheet. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Note payable issued by Danzer Industries, Inc. to the Joint Venture is carried on the Balance Sheet as a Note Receivable (the "Note") and was due on December 31, 1996. Negotiations are in process for the refinancing of this note receivable. Danzer Industries, Inc. does not have funds available to repay the Note in full in cash and has offered to exchange its common stock for the Note. Since collection of the Note in 2001 is not likely, the Note has been classified as long term.

     The Company has established an 87% reserve against the carrying value of the Note in recognition of the potential costs involved in liquidating any noncash settlement of this Note. Although the Company believes such an 87% reserve to be adequate, the reserve is an estimate based on information presently available. The Company's estimate could change, which would result in a change in the reserve in the future.

(5)  TRADING SECURITIES:

     In July, 1988, the Company received stockholder approval to establish an investment program in marketable securities utilizing the excess funds generated by the proceeds of the 1987 Series A 8% Cumulative Preferred Stock offering.

     The aggregate cost and market value of trading securities at December 31, 2000 were:

                                    Aggregate     Unrealized      Unrealized        Market
Title of Issue                        Cost          Gains           Losses           Value

COMMON STOCK AND EQUIVALENTS:
   Caminosoft                      $  19,825             --       $ (11,325)      $   8,500
   Cover-All Tech                     93,001             --         (77,446)         15,555
   Photran Corp.                      39,523             --         (39,507)             16
   Reuter Mfg.                       186,384             --        (151,384)         35,000
   Symbollon Corp.                    26,750                        (18,313)          8,437
   Syntech                           103,737             --        (103,425)            312
   Vista Tech. Inc.                   56,663             --         (56,663)             --
                                   ---------      ---------       ---------       ---------
       Total                       $ 525,883             --       $(458,063)      $  67,820
                                   =========      =========       =========       =========



     The aggregate cost and market value of trading securities at December 31, 1999 were:


                                   Aggregate     Unrealized     Unrealized        Market
Title of Issue                       Cost           Gains         Losses           Value
COMMON STOCK AND EQUIVALENTS:
   Cover-All Tech                  $  93,001             --      $ (16,751)      $  76,250
   Galagen                            24,225      $   6,588             --          30,813
   Isonics                            37,122            378             --          37,500
   Photran Corp.                      39,523             --        (39,508)             15
   Reuter Mfg.                       186,384             --       (180,144)          6,240
   Syntech                           103,737             --       (103,674)             63
   Vista Tech. Inc.                   56,663             --        (56,663)             --
                                   ---------      ---------      ---------       ---------
       Total                       $ 540,655      $   6,966      $(396,740)      $ 150,881
                                   =========      =========      =========       =========


     Proceeds from sales of trading securities during 2000 were $99,172. Gross gains on those sales were $31,760 and gross losses were $12,751. During 2000 net unrealized losses on trading securities of $61,322 were charges against 2000 earnings. In 1999, proceeds from sales of trading securities were $82,816. Gross gains on those sales were $19,685 and gross losses were $5,683. During 1999 net unrealized losses on trading securities of $84,495 were charged against 1999 earnings.

(6)  INCOME TAXES:

     As of December 31, 2000, the Company had available capital loss and net operating loss carryforwards of approximately $4,000,000 which may be carried forward to reduce future taxable income. These carryforwards expire in varying amounts from 2001 to 2020.

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

     Total income tax expense (benefit) amounted to -0- in 2000, 1999 and 1998 (effective tax rates of 0% in each year) compared to income tax benefit of ($43,000), ($40,000) and ($91,000) computed by applying the statutory rate of 34.0% to loss before income taxes. These differences are accounted for as follows:

                                                            2000
                                                            ----
                                                                   Percent of
                                                    Amount         Pretax Loss
                                                    ------         -----------
     Computed expected tax benefit                 ($43,000)         (34.0%)
     Decrease in benefit due to
        valuation allowance provided for
        deferred tax assets                          43,000           34.0%
                                                   --------           ----
                                                          0%             0%
                                                   ========           ====

                                                             1999
                                                             ----
                                                                   Percent of
                                                    Amount         Pretax Loss
                                                    ------         -----------
     Computed expected tax benefit                ($40,000)         (34.0%)
     Decrease in benefit due to
        valuation allowance provided for
        deferred tax assets                          40,000           34.0%
                                                   --------           ----
                                                         --              0%
                                                   ========           ====

                                                            1998
                                                            ----
                                                                   Percent of
                                                    Amount         Pretax Loss
                                                    ------         -----------
     Computed expected tax benefit                ($91,000)          34.0%
     Decrease in benefit due to
        valuation allowance provided for
        deferred tax assets                         91,000          (34.0%)
                                                  --------           ----
                                                  $     --              0%
                                                  ========           ====


     Deferred income tax assets (liabilities) result from net operating loss carryforwards and differences in the recognition of expenses for income tax and financial reporting purposes.

     The net deferred tax asset at December 31, 2000 and 1999, includes the following:

                                                     2000               1999
                                                     ----               ----

     Deferred tax asset                           $ 1,620,000       $ 1,613,000

     Valuation allowance for deferred tax asset    (1,620,000)       (1,613,000)
                                                  -----------       -----------
                                                  $         0       $         0
                                                  ===========       ===========

     The Company has recorded a valuation allowance for its entire net deferred tax asset at December 31, 2000 and 1999 since management believes that it is more likely than not that the deferred tax asset will be not realized.

     The tax effect of major temporary differences that gave rise to the Company's net deferred tax asset at December 31, 2000 and 1999 is as follows:

                                                         2000            1999
                                                         ----            ----

     Net operating loss carryforward                  $1,361,000      $1,393,000
     Unrealized losses on marketable
        securities                                       156,000         132,000
     Allowance for uncollectible note receivable
                                                         103,000          88,000
                                                      ----------      ----------
                                                      $1,620,000      $1,613,000
                                                      ==========      ==========

(7)  NET LOSS AND STOCKHOLDERS' DEFICIENCY:

     LOSS PER COMMON SHARE

     The following is a reconciliation of the numerator and denominator of the Basic and Diluted loss per share computation.

                                             2000              1999                1998
                                             ----              ----                ----
     Numerator for Basic
     and Diluted
       Loss Per Share:
         Net Loss                       $   (125,072)      $   (116,467)      $   (284,835)

       Less Preferred Stock
         Dividends                          (169,781)          (169,781)          (169,781)
                                        ------------       ------------       ------------
       Net loss applicable to
         common shareholders            $   (294,853)      $   (286,248)      $   (454,616)
                                        ============       ============       ============
       Denominator for Basic
       And Diluted
       Loss Per Share:
         Weighted average  shares         10,909,442         10,905,549         10,905,549
                                        ============       ============       ============
       Basic and Diluted loss per share
                                        $       (.03)      $       (.03)      $       (.04)
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

     The Series A Preferred Stock is redeemable at the option of the Company at any time after July 28, 1989, in whole or in part, at a redemption price of $5.40 per share, subject to certain conditions. In addition, the Series A Preferred Stock is also redeemable, upon 30 days notice beginning July 28, 1988, if during any period of 30 consecutive trading days the market price for the Company's common stock is at least $3.00. In September 2000, 8,700 shares of Series A Preferred Stock were converted to 15,573 shares of Common Stock at a conversion ratio of 1.79 to 1. There was no effect on net income, loss per common share or total stockholders' equity as a result of such conversion. At December 31, 2000, 530,450 shares of the Series A Preferred Stock have been converted into common stock or redeemed.

     The Series B Preferred Stock has identical preferences and privileges to the Series A Preferred Stock, except that the Series B Preferred Stock is not subject to redemption by the Company. The Company has been authorized to issue up to 150,000 shares of Series B Preferred Stock. At December 31, 2000 and 1999, no shares of Series B Preferred Stock were issued and outstanding.

     No dividends were declared in 2000, 1999 or 1998. However, dividends on Series A 8% Preferred Stock of $.40 per share payable in cash or Cadema Corporation common stock do accumulate and as such the accompanying 2000, 1999 and 1998 financial statements reflect the accrual of this dividend.

     TREASURY STOCK

     The Company held 30,000 and 60,670 shares of Common Stock and Series A Preferred Stock, respectively in its treasury as of December 31,2000.

     WARRANTS

     As of December 31, 2000, the Company has reserved 2,420,772 shares of common stock for possible future issuance resulting from conversion of preferred stock.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereto duly authorized.


                               CADEMA CORPORATION


Dated:                                  March 26, 2001


                                        By: /s/ Roger D. Bensen
                                                ------------------------
                                                ROGER D. BENSEN
                                                President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Roger D.Bensen                      March 26, 2001
------------------                      ------------------------------
ROGER D. BENSEN
Chairman of the Board and Chief
Executive Officer and Director






/s/ Richard Ames                        March 26, 2001
----------------                        ------------------------------
RICHARD B. AMES
Director