Form 10QSB
period 2001-03-31
CADEMA CORP
filed 2001-05-10
CIK 318951

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

(Mark One)

  X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934


For the period ended March 31, 2001.

                                       or

----- Transition Report Pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934



For the transition period from ________ to ________.

Commission File No. 0-9614

                               CADEMA CORPORATION
                       ---------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                   88-0160741
        --------------                             ----------------
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


There were 10,921,122 shares of the Registrant's common stock outstanding as of May 10, 2000.

                               CADEMA CORPORATION
                                   FORM 10-QSB

                                      INDEX

PART I.    FINANCIAL INFORMATION

           Item 1 - Financial Statements
           Consolidated Balance Sheets - March 31, 2001 and
            December 31, 2000                                      3

           Consolidated Statements of Operations -
            Three months ended March 31, 2001 and
            March 31, 2000                                         4

           Consolidated Statements of Cash Flows -
            Three months ended March 31, 2001 and
            March 31, 2000                                         5

           Notes to Financial Statements                           6

           Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations          7

PART II.   OTHER INFORMATION

           Signatures                                              8



           The accompanying condensed financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations, financial position, and cash flows for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.

           These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Management believes that the disclosures are adequate to make the information presented herein not misleading.

                        CADEMA CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                 ASSETS                      March 31, 2001    December 31,2000
                                 ------                      --------------    ----------------
CURRENT ASSETS:

 Cash and cash equivalents                                     $    1,998         $    9,533
 Trading securities (Cost $525,883 in                              72,203             67,820
 2001 and $525,883 in 2000)
  (Note 2)
 Other current assets                                               1,134              1,620
                                                               ----------         ----------
     TOTAL CURRENT ASSETS                                          75,335             78,973

 NOTE RECEIVABLE less allowance for bad
   debt of $301,250 in 2001 and 2000
                                                                   43,750             43,750
                                                               ----------         ----------
     TOTAL ASSETS                                              $  119,085         $  122,723
                                                               ==========         ==========

Liabilities And Stockholders' Deficiency

CURRENT LIABILITIES:

Accrued liabilities                                            $   15,000         $   14,000
                                                               ----------         ----------
    TOTAL CURRENT LIABILITIES                                      15,000             14,000

Accrued dividends on preferred stock                            1,398,955          1,358,249

Minority Interest in Subsidiary                                     3,763              3,763
                                                               ----------         ----------
     TOTAL LIABILITIES                                          1,417,718          1,376,012
                                                               ----------         ----------
STOCKHOLDERS' DEFICIENCY
Series A 8% Cumulative Convertible
  Preferred Stock, par value $.01 per
  share authorized 5,000,000 shares;
  issued 476,423 shares in 2001 and 2000                            4,764              4,764
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per
  share, authorized, 150,000 shares,
  none issued                                                          --                 --
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares, issued
  10,951,122 shares in 2001 and 2000                              109,511            109,511
Additional paid-in capital                                      7,765,836          7,765,836
Accumulated deficit                                            (9,082,374)        (9,037,030)
Less:  Treasury stock at cost
   Common shares                                                  (75,000)           (75,000)
   Preferred shares                                               (21,370)           (21,370)
                                                               ----------         ----------
     TOTAL STOCKHOLDERS' DEFICIENCY                            (1,298,633)        (1,253,289)
                                                               ----------         ----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY                                 $  119,085         $  122,723
                                                               ==========         ==========

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                            2001                2000
                                                            ----                ----
REVENUE                                                 $         --        $         --
COST OF GOODS SOLD                                                --                  --
                                                        ------------        ------------
           GROSS PROFIT                                           --                  --

OPERATING EXPENSES:
           General and administrative                          9,149               7,345
                                                        ------------        ------------
                     Total operating expenses                  9,149               7,345
                                                        ------------        ------------
                     Loss from operations                     (9,149)             (7,345)

OTHER INCOME (EXPENSE):
           Trading securities
           Transactions
             Realized gains (losses)                              --              38,348
             Change in Unrealized (losses)                     4,383             113,632
           Dividend income                                       128                 295
                                                        ------------        ------------
                     Total other income (expense)              4,511             152,275
                                                        ------------        ------------
INCOME (LOSS) BEFORE INCOME TAXES                             (4,638)            144,930

PROVISION FOR INCOME TAXES                                        --                  --
                                                        ------------        ------------
NET INCOME (LOSS)                                             (4,638)            144,930

PREFERRED DIVIDENDS EARNED                                    40,706              42,445
                                                        ------------        ------------

NET INCOME (LOSS) APPLICABLE TO
           COMMON STOCKHOLDERS                          $    (45,344)       $    102,485
                                                        ============        ============
WEIGHTED AVERAGE COMMON SHARES
           OUTSTANDING                                    10,921,122          10,905,549
                                                        ============        ============
INCOME PER COMMON SHARE
           BASIC AND DILUTED                            $        .00        $        .01
                                                        ============        ============

           The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
           FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED MARCH 31,


CASH FLOWS FROM OPERATING ACTIVITIES                     2001             2000
                                                         ----             ----
Net income (loss) from operations                     $ (4,638)       $ 144,930
Adjustments to reconcile net income
   (loss) to net cash used in operating
  activities
    Realized gain on sale of trading
     securities                                             --          (38,348)
   Unrealized gain in value
     of trading securities                              (4,383)        (113,632)
    Decrease in other receivables and
     current assets                                        486              448
     Increase in accounts payable and
     accrued liabilities                                 1,000               --
                                                      --------        ---------
       Net cash used in continuing
        operating activities                            (7,535)          (6,602)
                                                      --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                        --          (58,425)
   Proceeds from sale of marketable securities              --           74,423
                                                      --------        ---------
       Net cash provided by (used in) investing
        activities                                          --           15,998
                                                      --------        ---------
Net increase (decrease) in cash and
   cash equivalents                                     (7,535)           9,396
Cash and cash equivalents -
   Beginning of Period                                   9,533           13,054
                                                      --------        ---------
Cash and cash equivalents -
   End of Period                                      $  1,998        $  22,450
                                                      ========        =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Preferred Stock Dividends Earned                   $ 40,706        $  45,445
                                                      ========        =========

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS _UNAUDITED
                 THREE MONTHS IN THE PERIOD ENDED MARCH 31, 2001

(1)      NATURE OF BUSINESS AND CURRENT OPERATING ENVIRONMENT:

         The principal business of Cadema Corporation (the "Company") is the financing and operating of business enterprises with the potential to generate profits and cash flow. Currently the Company is exploring possible acquisitions and mergers throughout the United States and abroad, as it has done in the past, seeking to enter into new operating businesses and to use the Company's liquid assets in connection therewith. As part of this strategy, the Company entered into a joint venture agreement with Danzer Industries, Inc. ( formerly Global Environmental, Inc.) in December 1993. The joint venture business was inactive during 2001 and 2000.

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

         The accompanying condensed financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations, financial position, and cash flows for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.

         These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Management believes that the disclosures are adequate to make the information presented herein not misleading.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The principal business of Cadema Corporation (the Company) is the financing and operating of business enterprises with the potential to generate profits and cash flow. Currently the Company is seeking joint venture partners as its sole operating subsidiary, Global Environmental Offshore Company, set up to contract for the design and installation of Air Pollution Control equipment and facilities for international markets, had no activity in 2001. The Company continues to explore possible acquisitions and mergers as it has done in the past, seeking to enter into new operating situations where it can utilize its liquid assets.

         While the principal business of the Company is the financing and operating of business enterprises with the potential to generate profits and cash flow, it still intends to invest in and sell marketable securities as outlined in a plan approved by stockholders in 1988.

         RESULTS OF OPERATIONS

         There were no revenues in the first Three months of 2001 or 2000, as the Company's operating subsidiary Global Environmental Offshore Company had no operating activity.

         Operating expenses for the first Three months of 2001 were $9,149, in line with 2000's first Three month's expenses of $7,345 and represented administrative expenses of the parent Company.

         Other income in the first Three months totaled a gain of $4,511 as compared to a 2000 gain of $152,275. This contrast is due to a larger gains on the company's Investment Portfolio in 2000 compared to the those recognized in the same period of 2001.

         The net loss applicable to common stockholders for the first quarter, after an accrual for a Preferred Stock dividend, was a $45,344 or $.00 per share. For the same period of the prior year, a better performance by the Company's Investment Portfolio resulted in net income applicable to common shareholders of $102,485 or $.01 per share being recognized.

         LIQUIDITY AND CAPITAL RESOURCES

         Liquidity and working capital decreased by $4,638 to $60,335 in the first three months of 2001 due primarily to operating expenses partially offset by the favorable performance of the Company's marketable securities portfolio. The Company believes it has sufficient working capital to meet its liquidity needs over the next twelve months.

PART II

Items 1 thru 5:                Not Applicable
---------------
Item 6:                        None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CADEMA CORPORATION


Dated:  May 10, 2001           By:   /s/ Roger D. Bensen
                                   --------------------------------
                                         ROGER D. BENSEN
                                         Chairman of the Board and
                                         Chief Executive Officer