Form 10QSB
period 2001-06-30
CADEMA CORP
filed 2001-08-13
CIK 318951

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2001.

                                       or

[ ] Transition Report Pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the transition period from ________ to ________.

Commission File No. 0-9614

                               CADEMA CORPORATION
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                             88-0160741
(State or other jurisdiction of                       (IRS Employer I.D. Number)
incorporation or organization)

c/o Number One Corporation 50 Washington Street, Norwalk CT             06854
        (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code: (203) 854-6711

(Former name, former address and former fiscal year, if changed since last report.) - N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


There were 10,921,122 shares of the Registrant's common stock outstanding as of August 7, 2001.

                               CADEMA CORPORATION
                                   FORM 10-QSB

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1 - Financial Statements
           Balance Sheets - June 30, 2001 and
            December 31, 2000 - Unaudited                                    3

         Statements of Operations -
           Six months ended June 30, 2001 and
          June 30, 2000 - Unaudited                                          4

         Statements of Operations -
            Three months ended June 30, 2001 and
           June 30, 2000 - Unaudited                                         5

         Statements of Cash Flows -
            Six months ended June 30, 2001 and
           June 30, 2000 - Unaudited                                         6

         Notes to Financial Statements                                       7

         Item 2 - Management's Discussion and Analysis of                    8
           Financial Condition and Results of Operations

PART II. OTHER INFORMATION

         Signatures                                                          10



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

                               CADEMA CORPORATION
                                 BALANCE SHEETS
                                    UNAUDITED

                                                June 30, 2001   December 31,2000
                                                   (Note 1)         (Note 1)
                                                -------------   ----------------
                  ASSETS
CURRENT ASSETS:

 Cash and cash equivalents                       $         -     $     9,533
 Trading securities (Cost $812,683 in                465,448          67,820
 2001 and $525,883 in 2000)
  (Note 2)
 Other current assets                                  8,148           1,620
                                                 -----------     -----------

     TOTAL CURRENT ASSETS                            473,596          78,973

 NOTE RECEIVABLE less allowance for bad
   debt of $301,250, 2000 (Note 2)                        -           43,750
                                                 -----------     -----------

     TOTAL ASSETS                                $   473,596     $   122,723
                                                 ===========     ===========

Liabilities And Stockholders' Deficiency

CURRENT LIABILITIES:

Accrued liabilities                              $    18,214     $    14,000
                                                 -----------     -----------

    TOTAL CURRENT LIABILITIES                         18,214          14,000

Accrued dividends on preferred stock               1,440,530       1,358,249

Other                                                  3,763           3,763
                                                 -----------     -----------

     TOTAL LIABILITIES                             1,462,507       1,376,012
                                                 -----------     -----------

STOCKHOLDERS' DEFICIENCY
Series A 8% Cumulative Convertible
  Preferred Stock, par value $.01 per share            4,764           4,764
  authorized 5,000,000 shares;
  issued 476,423 shares in
  2001 and 2000
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per                     -               -
  share, authorized, 150,000 shares,
  none issued
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares, issued               109,511         109,511
  10,951,122 shares in 2001 and 2000
Additional paid-in capital                         7,765,836       7,765,836
Accumulated deficit                               (8,772,652)     (9,037,030)
Less:  Treasury stock at cost
   Common shares                                     (75,000)        (75,000)
   Preferred shares                                  (21,370)        (21,370)
                                                 -----------     -----------

     TOTAL STOCKHOLDERS' DEFICIENCY                 (988,911)     (1,253,289)
                                                 -----------     -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY                   $   473,596     $   122,723
                                                 ===========     ===========

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
                       STATEMENTS OF OPERATIONS-UNAUDITED
                        FOR THE SIX MONTHS ENDED JUNE 30,



                                                       2001           2000
                                                     (Note 1)        (Note 1)
                                                    ---------       ---------
REVENUE                                             $       -       $       -
COST OF GOODS SOLD                                          -               -
                                                    ---------       ---------

         GROSS PROFIT                                       -               -

OPERATING EXPENSES:
         General and administrative                    14,877          15,872
                                                    ---------       ---------

                  Total operating expenses             14,877          15,872
                                                    ---------       ---------

                  Loss from operations                (14,877)        (15,872)

OTHER INCOME (EXPENSE):
         Gain on sale of joint venture
           interest (Note 2)                          253,750               -
         Trading securities transactions:
           Realized gains                               4,143          38,348
           Unrealized gains (losses) (Note 2)         103,485         (43,406)
         Dividend income                                  158             535
                                                    ---------       ---------
                  Total other income (expense)        361,536          (4,523)
                                                    ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES                     346,659         (20,395)

PROVISION FOR INCOME TAXES (Note 3)                         -               -
                                                    ---------       ---------

NET INCOME (LOSS)                                     346,659         (20,395)

PREFERRED STOCK DIVIDENDS                              82,281          84,891
                                                    ---------       ---------

NET INCOME (LOSS) APPLICABLE TO
         COMMON STOCKHOLDERS                        $ 264,378       $(105,286)
                                                    =========       =========

INCOME (LOSS) PER COMMON SHARE
         BASIC AND DILUTED (Note 4)                 $     .02       $    (.01)
                                                    =========       =========


           The accompanying notes to consolidated financial statements are an integral part of these statements

                               CADEMA CORPORATION
                      STATEMENTS OF OPERATIONS - UNAUDITED
                       FOR THE THREE MONTHS ENDED JUNE 30,

                                                      2001            2000
                                                    (Note 1)         (Note 1)
                                                    ---------       ---------
REVENUE                                             $       -       $       -
COST OF GOODS SOLD                                          -               -
                                                    ---------       ---------

         GROSS PROFIT                                       -               -

OPERATING EXPENSES:
         General and administrative                     5,728           8,527
                                                    ---------       ---------

                  Total operating expenses              5,728           8,527
                                                    ---------       ---------

                  Loss from operations                 (5,728)         (8,527)

OTHER INCOME (EXPENSE):
         Gain on sale of joint venture
           interest                                   253,750               -
         Trading securities transactions:
           Realized gains (losses)                      4,143               -
           Unrealized gains (losses)                   99,102        (115,038)
         Dividend income                                   30             240
                                                    ---------       ---------
                  Total other income (expense)        357,025        (156,325)
                                                    ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES                     351,297        (165,325)

PROVISION FOR INCOME TAXES                                  -               -
                                                    ---------       ---------

NET INCOME (LOSS)                                     351,297        (165,325)

PREFERRED STOCK DIVIDENDS                              41,575          42,446
                                                    ---------       ---------

NET INCOME (LOSS) APPLICABLE TO
         COMMON STOCKHOLDERS                        $ 309,722       $(207,771)
                                                    =========       =========

INCOME (LOSS) PER COMMON SHARE
         BASIC AND DILUTED                          $     .03       $    (.02)
                                                    =========       =========


           The accompanying notes to consolidated financial statements are an integral part of these statements

                               CADEMA CORPORATION
                      STATEMENTS OF CASH FLOWS - UNAUDITED
                        FOR THE SIX MONTHS ENDED JUNE 30,


                                                       2001           2000
                                                     (Note 1)       (Note 1)
                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $ 346,659       $ (20,395)
Adjustments to reconcile net income
   (loss) to net cash used in operating
  activities
    Realized gain on sale of joint venture
     interest                                        (253,750)              -
    Realized loss (gain) on sale of trading
     securities                                        (4,143)        (38,348)
   Unrealized gain in value
     of trading securities                           (103,485)         43,406
    Decrease in other current assets                      972             896
     Increase in accrued liabilities                    4,214           1,000
                                                    ---------       ---------
       Net cash used in operating
        activities                                     (9,533)        (13,441)
                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                        -         (58,425)
   Proceeds from sale of marketable securities              -          77,423
                                                    ---------       ---------
       Net cash provided by investing
        activities                                          -          15,998
                                                    ---------       ---------

Net increase (decrease) in cash and
   cash equivalents                                    (9,533)          2,557
Cash and cash equivalents -
   Beginning of Period                                  9,533          13,054
                                                    ---------       ---------

Cash and cash equivalents -
   End of Period                                    $       0       $  15,611
                                                    =========       =========


SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Preferred Stock Dividends Accrued                $  82,281       $  84,891
                                                    =========       =========

   Proceeds due from broker (included in other
     current assets) on sale of trading
    security with a basis of $3,375 and
    and realized gain recognized of $4,125          $   7,500       $       -
                                                    =========       =========

   Sale of joint venture interest:
    Receipt of trading securities                   $ 297,500       $       -
    Satisfaction of note receivable                   (43,750)              -
                                                    ---------       ---------
    Realized gain recognized                        $ 253,750       $       -
                                                    =========       =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - _UNAUDITED
                         SIX MONTHS ENDED JUNE 30, 2001

(1)      NATURE OF BUSINESS AND CURRENT OPERATING ENVIRONMENT:

         The principal business of Cadema Corporation (the "Company") is the financing and operating of business enterprises with the potential to generate profits and cash flow. Currently the Company is exploring possible acquisitions and mergers throughout the United States and abroad, as it has done in the past, seeking to enter into new operating businesses and to use the Company's liquid assets in connection therewith. As part of this strategy, the Company entered into a joint venture agreement with Danzer Industries, Inc. (formerly Global Environmental, Inc.) in December 1993. The joint venture business was inactive during 2000 and 2001.

         During 2001, the Company sold its interest in the joint venture for 1,750,000 shares of Danzer Corporation common stock (Note 2). As a result of this transaction, the balance sheet of the Company at June 30, 2001 represents Cadema only and no longer is consolidated to include the joint venture which was consolidated at December 31, 2000. The statements of operations and cash flows include the consolidated activities of Cadema Corporation and Subsidiary up until June 21, 2001, the sale of the Company's joint venture interest.

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

         The accompanying condensed financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary to present a fair presentation of the results of operations, financial position, and cash flows for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.

(1)      NATURE OF BUSINESS AND CURRENT OPERATING ENVIRONMENT (CONT.):

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Management believes that the disclosures are adequate to make the information presented herein not misleading.

(2)      SALE OF JOINT VENTURE INTEREST

         Effective June 21, 2001, the Company sold its interest in Global Environmental Offshore Company, a joint venture between the Company and Danzer Corporation, for 1,750,000 shares of the common stock of Danzer Corporation with a fair market value of $297,500. Sale of the Danzer stock is restricted for one year from the issue date. The only asset on the joint venture's books at the time of the sale was a note receivable from Danzer Corporation with a carrying value of $43,750. In connection with the sale of its joint venture interest, the Company recognized a realized gain of $253,750.

         For the six months ended June 30, 2001, the Company recognized an unrealized gain of $105,000 on the Danzer stock. Danzer stock with a fair market value of $402,500 is included in trading securities on the Company's balance sheet at June 30, 2001.

(3)      INCOME TAXES

         The Company utilized available net operating loss carryforwards to offset current tax expense. The Company did not recognize any deferred tax expense since it had recorded a valuation allowance for its entire net deferred tax asset related to its net operating loss carryforward at June 30, 2001 and December 31, 2000.

(4)      EARNINGS PER SHARE

         Weighted average shares outstanding used to calculate basic and diluted earnings per share were 10,921,122 and 11,665,266, respectively, for all periods presented. The effect on earnings per share of the conversion of the outstanding preferred stock was anti-dilutive for the six months ended June 30, 2001. Such conversion had no effect on the earnings per share for the three months ended June 30, 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The principal business of Cadema Corporation (the Company) is the financing and operating of business enterprises with the potential to generate profits and cash flow. Currently the Company is seeking joint venture partners, since during 2001, the Company sold its interest in the joint venture, Global Environmental Offshore Company, which was set up to contract for the design and installation of Air Pollution Control equipment and facilities for international markets. In connection with the sale, effective June 21, 2001, the Company received 1,750,000 shares of the common stock of Danzer Corporation (its joint venture partner) with a fair

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONT.)

         market value of $297,500. Sale of the Danzer stock is restricted for one year from the issue date.

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

         RESULTS OF OPERATIONS

         There were no revenues in the first six months of 2001 or 2000.

         Operating expenses for the first six months of 2001 were $14,877, in line with 2000's first six month's expenses of $15,872 and represented administrative expenses of the Company.

         Other income in the first Six months totaled $361,536 as compared to a 2000 loss of $4,523. This contrast is due to a gain on the sale of the Company's joint venture interest and second quarter gains on the Company's investment portfolio in 2001 which allowed first half 2001 portfolio performance to exceed the performance of the investment portfolio in 2000.

         The net income applicable to common stockholders for the six months ended June 30, 2001, after an accrual for a Preferred Stock dividend, was $264,378 or $.02 per share. For the same period of the prior year, poorer performance by the Company's investment portfolio resulted in net loss applicable to common shareholders of $105,296 or $.01 loss per share being recognized.


         LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased by $390,409 to $455,382 in the first six months of 2001 due primarily to the sale of the Company's joint venture interest and the favorable performance of the Company's marketable securities portfolio. Sale of a trading security with a fair market value of $402,500 at June 30, 2001 and included in current assets is restricted for approximately twelve months. The Company believes it has sufficient working capital to meet its liquidity needs over the next twelve months.


PART II
Items 1 thru 5:            Not Applicable

Item 6:                    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CADEMA CORPORATION


Dated:  August 10, 2001                 By:   /s/ Roger D. Bensen
                                        ----------------------------------------
                                                  ROGER D. BENSEN
                                                  Chairman of the Board and
                                                  Chief Executive Officer