Form 10QSB
period 2001-09-30
CADEMA CORP
filed 2001-11-13
CIK 318951

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the period ended September 30, 2001.


                                       or

   [_] Transition Report Pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

             For the transition period from ________ to ________.

Commission File No. 0-9614

                               CADEMA CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        DELAWARE                                             88-0160741
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer I.D. Number)
 incorporation or organization)

    c/o Number One Corporation 50 Washington Street. Norwalk CT    06854
    -----------------------------------------------------------------------
     (Address of Principal Executive Offices)                    (Zip Code)

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

Yes  [X]    No  [_]

There were 10,921,122 shares of the Registrant's common stock outstanding as of October 27, 2001.

================================================================================

                               CADEMA CORPORATION
                                   FORM 10-QSB

                                      INDEX

PART 1.  FINANCIAL INFORMATION

                  Item 1 - Financial Statements
                    Balance Sheets - September 30, 2001 and
                    December 31, 2000 - Unaudited                          3

                  Statements of Operations -
                    Nine months ended September 30, 2001 and
                    September 30, 2000 - Unaudited                         4

                  Statements of Operations -
                    Three months ended September 30, 2001 and
                    September 30, 2000 - Unaudited                         5

                  Statements of Cash Flows -
                    Nine months ended September 30, 2001 and
                    September 30, 2000 - Unaudited                         6

                  Notes to Financial Statements                            7

                  Item 2 - Management's Discussion and Analysis of         8
                    Financial Condition and Results of Operations

PART II.          OTHER INFORMATION

                  Signatures                                              10



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

                               CADEMA CORPORATION
                                 BALANCE SHEETS
                                   UNAUDITED
                                   ---------

                            ASSETS                 September 30, 2001     December 31,2000
                            ------                       (Note 1)             (Note 1)
                                                       -----------           -----------
CURRENT ASSETS:
 Cash and cash equivalents                             $     3,335           $     9,533
 Trading securities (Cost $621,099 in                      273,538                67,820
 2001 and $525,883 in 2000)
  (Note 2)
 Other current assets                                          162                 1,620
                                                       -----------           -----------

     TOTAL CURRENT ASSETS                                  277,035                78,973

 NOTE RECEIVABLE less allowance for bad
   debt of $301,250, 2000 (Note 2)                            --                  43,750
                                                       -----------           -----------

     TOTAL ASSETS                                      $   277,035           $   122,723
                                                       ===========           ===========
Liabilities And Stockholders' Deficiency
----------------------------------------

CURRENT LIABILITIES:

Accrued liabilities                                    $     2,000           $    14,000
                                                       -----------           -----------

    TOTAL CURRENT LIABILITIES                                2,000                14,000

Accrued dividends on preferred stock                     1,482,105             1,358,249

Other                                                        3,763                 3,763
                                                       -----------           -----------

     TOTAL LIABILITIES                                   1,487,868             1,376,012
                                                       -----------           -----------
STOCKHOLDERS' DEFICIENCY
Series A 8% Cumulative Convertible
  Preferred Stock, par value $.01 per share                  4,764                 4,764
  authorized 5,000,000 shares; issued 476,423
  shares in 2001 and 2000
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per                        --                    --
  share, authorized, 150,000 shares,
  none issued
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares, issued                     109,511               109,511
  10,951,122 shares in 2001 and 2000
Additional paid-in capital                               7,765,836             7,765,836
Accumulated deficit                                     (8,994,574)           (9,037,030)
Less:  Treasury stock at cost
   Common shares                                           (75,000)              (75,000)
   Preferred shares                                        (21,370)              (21,370)
                                                       -----------           -----------

     TOTAL STOCKHOLDERS' DEFICIENCY                     (1,210,833)           (1,253,289)
                                                       -----------           -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY                         $   277,035           $   122,723
                                                       ===========           ===========

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
                       STATEMENTS OF OPERATIONS-UNAUDITED
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                     ---------------------------------------

                                                           2001                2000
                                                         (Note 1)            (Note 1)
                                                        ---------           ---------
REVENUE                                                 $    --             $    --
COST OF GOODS SOLD                                           --                  --
                                                        ---------           ---------
         GROSS PROFIT                                        --                  --

OPERATING EXPENSES:
         General and administrative                        21,936              23,243
                                                        ---------           ---------

                  Total operating expenses                 21,936              23,243
                                                        ---------           ---------
                  Loss from operations                    (21,936)            (23,243)

OTHER INCOME (EXPENSE):
         Gain on sale of joint venture
           interest (Note 2)                              253,750                --
         Trading securities transactions:
           Realized gains (losses)                        (18,088)             29,897
           Unrealized losses (Note 2)                     (47,595)            (28,401)
         Dividend income                                      181                 681
                                                        ---------           ---------
                  Total other income (expense)            188,248               2,177
                                                        ---------           ---------
INCOME (LOSS) BEFORE INCOME TAXES                         166,312             (21,066)

PROVISION FOR INCOME TAXES (Note 3)                          --                  --
                                                        ---------           ---------
NET INCOME (LOSS)                                         166,312             (21,066)

PREFERRED STOCK DIVIDENDS                                 123,856             127,336
                                                        ---------           ---------
NET INCOME (LOSS) APPLICABLE TO
         COMMON STOCKHOLDERS                            $  42,456           $(148,402)
                                                        =========           =========
INCOME (LOSS) PER COMMON SHARE
         BASIC AND DILUTED (Note 4)                     $     .00           $    (.01)
                                                        =========           =========

           The accompanying notes to consolidated financial statements are an integral part of these statements

                               CADEMA CORPORATION
                      STATEMENTS OF OPERATIONS - UNAUDITED
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                    ----------------------------------------

                                                           2001                2000
                                                         (Note 1)            (Note 1)
                                                        ---------           ---------
REVENUE                                                 $    --             $    --
COST OF GOODS SOLD                                           --                  --
                                                        ---------           ---------
         GROSS PROFIT                                        --                  --

OPERATING EXPENSES:
         General and administrative                         7,059               7,371
                                                        ---------           ---------
                  Total operating expenses                  7,059               7,371
                                                        ---------           ---------

                  Loss from operations                     (7,059)             (7,371)

OTHER INCOME (EXPENSE):
         Trading securities transactions:
           Realized gains losses                          (22,231)             (8,451)
           Unrealized gains (losses)                     (151,080)             15,005
         Dividend income                                       23                 146
                                                        ---------           ---------
                  Total other income (expense)           (173,288)              6,700
                                                        ---------           ---------
INCOME (LOSS) BEFORE INCOME TAXES                        (180,347)               (671)

PROVISION FOR INCOME TAXES                                   --                  --
                                                        ---------           ---------
NET LOSS                                                 (180,347)               (671)

PREFERRED STOCK DIVIDENDS                                  41,575              42,445
                                                        ---------           ---------
NET LOSS APPLICABLE TO
         COMMON STOCKHOLDERS                            $(221,922)          $ (43,116)
                                                        =========           =========
LOSS PER COMMON SHARE
         BASIC AND DILUTED                              $    (.02)          $    (.00)
                                                        =========           =========

           The accompanying notes to consolidated financial statements are an integral part of these statements

                               CADEMA CORPORATION
                      STATEMENTS OF CASH FLOWS - UNAUDITED
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                     ---------------------------------------

                                                           2001                2000
                                                         (Note 1)            (Note 1)
                                                        ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $ 166,312           $ (21,066)
Adjustments to reconcile net income
   (loss) to net cash used in operating
    activities

    Realized gain on sale of joint venture
     interest                                            (253,750)               --
    Realized loss (gain) on sale of trading
     securities                                            18,088             (29,897)
    Unrealized Loss in value
     of trading securities                                 47,595              28,401
    Decrease in other current assets                        1,458               1,344
     Decrease in accrued liabilities                      (12,000)             (8,523)
                                                        ---------           ---------
       Net cash used in operating
        activities                                        (32,297)            (29,741)
                                                        ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                         --               (58,425)
   Proceeds from sale of marketable securities             26,099              84,473
                                                        ---------           ---------
       Net cash provided by investing
        activities                                         26,099              26,048
                                                        ---------           ---------
Net decrease in cash and
   cash equivalents                                        (6,198)             (3,693)
Cash and cash equivalents -
   Beginning of Period                                      9,533              13,054
                                                        ---------           ---------
Cash and cash equivalents -
   End of Period                                        $   3,335           $   9,361
                                                        =========           =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Preferred Stock Dividends Accrued                    $ 123,856           $ 127,336
                                                        =========           =========
   Sale of joint venture interest:

    Receipt of trading securities                       $ 297,500           $    --
    Satisfaction of note receivable                       (43,750)               --
                                                        ---------           ---------
    Realized gain recognized                            $ 253,750           $    --
                                                        =========           =========

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - _UNAUDITED
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                      ------------------------------------

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

(1)      NATURE OF BUSINESS AND CURRENT OPERATING ENVIRONMENT (CONT.):
         ------------------------------------------------------------

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Management believes that the disclosures are adequate to make the information presented herein not misleading.

(2)      SALE OF JOINT VENTURE INTEREST
         ------------------------------

         Effective June 21, 2001, the Company sold its interest in Global Environmental Offshore Company, a joint venture between the Company and Danzer Corporation, for 1,750,000 shares of the common stock of Danzer Corporation with a fair market value of $297,500. Sale of the Danzer stock is restricted for one year from the issue date. The only asset on the joint venture's books at the time of the sale was a note receivable from Danzer Corporation ( name changed in third quarter to Obsidian Enterprises ) with a carrying value of $43,750. In connection with the sale of its joint venture interest, the Company recognized a realized gain of $253,750.

         For the nine months ended September 30, 2001, the Company recognized an unrealized loss of $52,500 on the Danzer stock. Danzer stock with a fair market value of $245,000 is included in trading securities on the Company's balance sheet at September 30, 2001. In October 2001, Danzer Corporation changed its name to Obsidian Enterprises, Inc.

(3)      INCOME TAXES
         ------------

         The Company utilized available net operating loss carryforwards to offset current tax expense. The Company did not recognize any deferred tax expense since it had recorded a valuation allowance for its entire net deferred tax asset related to its net operating loss carryforward at September 30, 2001 and December 31, 2000.

(4)      EARNINGS PER SHARE
         ------------------

         Weighted average shares outstanding used to calculate basic and diluted earnings per share were 10,921,122 and 11,665,266, respectively, for all periods presented. The effect on earnings per share of the conversion of the outstanding preferred stock was anti-dilutive for the nine and three months ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The principal business of Cadema Corporation (the Company) is the financing and operating of business enterprises with the potential to generate profits and cash flow. Currently the Company is seeking joint venture partners, since during 2001, the Company sold its interest in the joint venture, Global Environmental Offshore Company, which was set up to contract for the design and installation of Air Pollution Control equipment and facilities for international markets. In connection with the sale, effective

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTLS OF OPERATION (CONT.)

         June 21, 2001, the Company received 1,750,000 shares of the common stock of Danzer Corporation (its joint venture partner) with a fair market value of $297,500. Sale of the Danzer stock is restricted for one year from the issue date. Danzer changed it name to Obsidian Enterprises Inc. in October 2001.

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

         RESULTS OF OPERATIONS

         There were no revenues in the first nine months of 2001 or 2000.

         Operating expenses for the first nine months of 2001 were $21,936, in line with 2000's first nine month's expenses of $23,243 and represented administrative expenses of the Company.

         Other income in the first nine months totaled $188,248 as compared to a 2000 gain of $2,177. This contrast is due primarily to a 2001 gain on the sale of the Company's joint venture interest.

         The net income applicable to common stockholders for the nine months ended September 30, 2001, after an accrual for a Preferred Stock dividend, was $42,456 or $.00 per share. The sale of the Company's joint venture interest in 2001 is the primary reason for exceeding the results for the same period of the prior year when there was a net loss applicable to common shareholders of $148,402 or $.01 loss per share being recognized.

         LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased by $210,062 to $275,035 in the first nine months of 2001 due primarily to the sale of the Company's joint venture interest. Sale of a trading security with a fair market value of $245,000 at September 30, 2001 and included in current assets is restricted for approximately nine months. The Company believes it has sufficient working capital to meet its liquidity needs over the next twelve months.

PART II
-------

Items 1 thru 5:            Not Applicable
---------------

Item 6:                    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CADEMA CORPORATION

Dated:  October 30, 2001   By: /s/ Roger D. Bensen
                               -------------------------------------------------
                               ROGER D. BENSEN
                               Chairman of the Board and
                               Chief Executive Officer