Form 10KSB40
period 2001-12-31
CADEMA CORP
filed 2002-03-29
CIK 318951

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2001.

  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

              Commission File No. 0-9614

                               CADEMA CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             DELAWARE                                        88-0160741
-----------------------------------                  --------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $ 0 . As of March 9, 2002, the aggregate market value of common stock held by non-affiliates of the registrant, based on the average of the bid and asked prices of such stock as reported by the National Association of Securities Dealers, Inc. on such date, was approximately $110,000.

There were 10,921,122 shares of the Registrant's common stock outstanding as of March 9, 2002.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check one):  Yes  [_]    No  [X]
================================================================================

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
-------------------------------------------------------------
REFORM ACT OF 1995
------------------

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

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

         On December 31, 1993, the Company entered into a Joint Venture Agreement with Danzer Industries, Inc., formerly Global Environmental Corp., which created Global Environmental Offshore Company ("Global") which previously engaged in contracting for the design and installation of air pollution control equipment and facilities in areas located outside the United States. Global previously provided design, assembly and project management services related to the construction of air pollution control systems. Global's business was inactive during fiscal 2001, 2000 and 1999. In 2001 the Company sold its interest in Global for 1,750,000 shares of stock in Danzer Corporation, who changed their name to Obsidian Enterprises in October 2001.

         Unless the context otherwise indicates, all references herein to Cadema or the Company include Cadema Corporation and its subsidiary and predecessors.

         The Company is still exploring other possible acquisitions and mergers, as it has done in the past, seeking to enter into new operating businesses and to use the Company's liquid assets in connection therewith.

         The Company has also used available cash to purchase, hold and dispose of equity interests in various high technology companies as outlined in a plan approved by stockholders in 1988. Securities transactions in 2001 resulted in a realized loss of $11,429 and an unrealized loss of $36,595. The Company intends to continue to invest in trading securities, including but not limited to stocks, bonds, options and warrants. The Company previously invested, and expects in the future to invest, primarily in stocks of smaller, lesser known and often more speculative companies, which while entailing above average risk, offer the potential of above average return on investment. See Note 5 to Consolidated Financial Statements.

NUMBER OF EMPLOYEES

         The Company's Chief Executive Officer and President, Mr. Roger D. Bensen, was the sole employee as of December 31, 2001 and was not compensated for serving in such capacity.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

         The Company does not currently own or lease any real property.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         No material legal proceedings are pending to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         There were no meetings of stockholders during the fourth quarter of 2001 nor were any matters submitted for vote.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

         The Common Stock ("Common Stock")and the Series A 8% Cumulative Convertible Preferred Stock ("Preferred Stock")of the Company trade on the Nasdaq Bulletin Board under the symbols CIBM and CIBMP, respectively. Previously these shares had traded on the Nasdaq Small Cap Market but were removed from this market due to failure to meet administrative requirements. The following Table sets forth, for the respective periods indicated, the prices of the Common Stock and Preferred Stock in the over-the-counter market, based upon inter-dealer high and low bid prices, without retail mark-up, mark-down, commissions or adjustments (and may not represent actual transactions), as reported and summarized by the National Association of Securities Dealers Automated Quotation Service.


                                  Common                      Preferred
                                  ------                      ---------
                          High             Low          High               Low
                          --------------------          -----------------------

4th Quarter 2001          $.01             $.01         $.11               $.09
3rd Quarter 2001          $.02             $.01         $.15               $.10
2nd Quarter 2001          $.03             $.01         $.34               $.14
1st Quarter 2001          $.05             $.02         $.34               $.34

4th Quarter 2000          $.05             $.01         $.91               $.34
3rd Quarter 2000          $.31             $.15        $1.03               $.36
2nd Quarter 2000         $1.23             $.28        $1.03               $.35
1st Quarter 2000          $.52             $.05         $.62               $.32


         The approximate number of stockholders of record of the Company's Common Stock and Preferred Stock as of February 28, 2002, were 975 and 276 respectively, as set forth on the books of the transfer agent/registrar of the Company. The Company believes that a substantial number of additional stockholders hold their shares in nominee name.

DIVIDENDS
---------

         The Company has not paid any dividends on its Common Stock since inception and plans to retain any earnings for the future development of its business. Future dividends on the Common Stock, if any, will be dependent upon the Company's earnings, financial condition, and other relevant factors as determined by its Board of Directors. Annual cumulative dividends of $0.40 per share of Preferred Stock are payable semi-annually in cash or common stock unless they are deferred by the Board of Directors. The dividends that were payable during 1993 through 2001 were deferred and have accumulated for possible payment at a later date.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         The Company's primary focus in 2001 was to seek additional joint venture partners since its existing Joint Venture investee, Global Environmental Offshore Company, generated no revenues in 2001. Global was set up to provide pollution control services for international customers. The investment in Global was sold in 2001 for shares in Obsidian Corporation (formerly Danzer Corporation)

         The Company continues in its principal business of seeking and financing business enterprises with the potential to generate profits and positive cash flow. The Company's previous entry into the pollution control business is part of this strategy. New opportunities were evaluated in 2001 but none were deemed appropriate to enter into.

         The Company intends to continue using its available funds to purchase, invest in and sell securities as outlined in a plan approved by stockholders in 1988.

         During 2001, Cadema reviewed potential acquisition opportunities, as it continued to move toward its goal to become a larger company. All negotiations failed, however, because of a continuing problem with the existence of the Company's Preferred Stock. Originally issued 13 years ago, the Preferred Stock initially paid dividends in cash, and then paid them in shares of Common Stock, as provided for in its certificate of Designation for the Preferred Stock. This practice was continued for many years until Cadema's liquidity was impaired by the losses brought on by the Cognition acquisition and its subsequent disposal. Over the past several years, Preferred Stock dividends have been accrued rather than paid, because the Company has been unable to pay dividends.

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

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000
-----------------------------------

         In 2001, Cadema generated no revenues. Therefore operating results present Cadema's administrative expenses and marketable securities activity.

Revenues
--------

     Global generated no orders in 2001 and so revenues were $0 the same as in 2000. The Joint Venture investment has been sold.

General and Administrative
--------------------------

     General and administrative expenses, incurred in maintaining the Company, were $43,069 in 2001 and were 46,773 in 2000.

Trading Securities Transactions
-------------------------------

         Trading securities investment activity generated a realized loss of $11,429 in 2001 compared to a realized gain of $19,009 in 2000. The securities portfolio also generated an unrealized loss of $36,595 in 2001, compared to the 2000 unrealized loss of $61,322. The performance of individual stocks comprising the trading securities holdings are the cause of these results.

FISCAL 2000 COMPARED TO FISCAL 1999
-----------------------------------

         In 2000, Global generated no revenues. Therefore operating results present Cadema's administrative expenses and marketable securities activity.

Revenues
--------

     Global generated no orders in 2000 and so revenues were $0 the same as in 1999. The Joint Venture was inactive.

General and Administrative
--------------------------

     General and administrative expenses, costs incurred in maintaining the Company, were $46,773 in 2000, up 1% from 1999's $46,187.

Trading Securities Transactions
-------------------------------

         Trading securities investment activity generated a realized gain of $19,009 in 2000 compared to a realized gain of $14,002 in 1999. The securities portfolio also generated an unrealized loss of $61,322 in 2000, compared to the 1999 unrealized loss of $84,495. The performance of individual stocks comprising the trading securities holdings are the cause of these results.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $271,574 at the end of 2001, up from $64,973 in 2000. Included in working capital are 1,750,000 unregistered shares of Obsidian Enterprises common stock valued at $297,500 which are resticted for sale until July 2002. The shares have limited marketability due to a low trading volume. Therefore, the Company's ability to receive proceeds from these shares in the future is limited. Management believes working capital is sufficient for funding the Company's anticipated needs in 2002.

SELECTED FINANCIAL DATA
-----------------------

                                                                                      Years Ended December 31,
                                                                     -----------------------------------------------------------
Operating Data:                                                           2001                  2000                  1999
--------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                      -                     -                     -
Cost of Goods Sold                                                           -                     -                     -
Operating Expenses                                                    $ 43,069              $ 46,773             $  46,187
Other Income (Expense)                                                 209,683               (37,299)              (70,280)
Income (Loss) Before
 Income Taxes                                                          166,614              (125,072)             (116,467)
Provision for Income
 Taxes                                                                       -                     -                     -
Preferred Dividends Earned                                            (165,432)             (169,781)             (169,781)
Net Income (Loss)
 Applicable to Common Stockholders                                       1,182              (294,853)             (286,248)
Net Income (Loss) per Common Share -
 Basic and Diluted                                                         .00                  (.03)                 (.03)
Weighted Average Common Shares
  Outstanding                                                       10,921,122            10,909,442            10,905,549

Balance Sheet Data:
------------------

Working Capital                                                        271,574                64,973               152,579
Total Assets                                                           287,574               122,723               250,329
Total Current Liabilities                                               16,000                14,000                13,000
Stockholders' Deficiency                                            (1,252,107)           (1,253,289)             (958,436)


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         Incorporated herein by reference are the Consolidated Financial Statements and Schedules of the Company and its Subsidiary filed with and made a part of this report. (Also see Item 13 of this Report.)

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND
         ----------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

         1. On August 1, 2000, the Company was notified that Rudolph, Palitz LLC had merged with McGladrey & Pullen, LLP and that Rudolph, Palitz LLC would no longer be the auditor for the Registrant. McGladrey & Pullen, LLP was appointed as the Registrant's new auditor.

         2. The auditor's reports from Rudolph, Palitz LLC for the Registrant's 1999 fiscal year did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         3. The decision to engage McGladrey & Pullen, LLP was not approved by the Board of Directors.

         4. During the Registrant's 1999 fiscal year and the subsequent interim period preceding the change, there have been no disagreements with Rudolph, Palitz LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         ----------------------------------------------------
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -----------------------------------------------------------

         The Directors and Executive Officers of the Company are as follows:

                                                                  Director or
                                                                     Officer
                Name     Age                        Position          Since
-------------------------------------------------------------------------------
Roger D. Bensen           66      Chairman of the Board,               1983
                                  Chief Executive Officer
                                  and President/Director

Richard B. Ames           63      Director                             1985

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

         All necessary reports required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 have been filed on a timely basis. In making these statements, the Company has relied on representations of its incumbent directors and officers (and its ten percent holders) and copies of the reports that they have filed with the Securities and Exchange Commission.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

         Roger D. Bensen received no salary or compensation in the last three fiscal years. No officer received compensation of more than $100,000 in any of the last three fiscal years.

STOCK OPTION PLANS:

1986 Plan
---------

         In November 1986, the Board of Directors of the Company adopted the Company's 1986 Stock Option Plan (the "1986 Plan") and the plan was approved by the Company's stockholders on December 15, 1986. Options intended to qualify as incentive stock options and nonqualified options may be granted under the 1986 Plan. The aggregate number of shares which may be issued under the 1986 Plan may not exceed 600,000 shares of Common Stock. The purpose of the 1986 Plan is to provide eligible employees, officers and directors of the Company with an opportunity to acquire or increase their equity interest in the Company, and thereby to induce them to remain in the Company's service. In 2001, 2000 and 1999, no options were granted and no options expired. As of December 31, 2001, no options were outstanding and options covering 600,000 shares of Common Stock were available under the 1986 Plan.

Other Stock Options
-------------------

         In 2001, 2000, and 1999 no options were granted, exercised, terminated or expired. As of December 31, 2001 there were no options outstanding.

Other Executive Plans
---------------------

         The Company has no long term incentive or pension plans.

COMPENSATION OF DIRECTORS

         In 2001, 2000 and 1999, the directors did not receive compensation for their services. Currently there are no standard arrangements for the compensation of directors for their services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

         The following Table sets forth information as of the February 28, 2002, regarding the voting securities of the Company owned by each person who owns of record, or is known by the Company to own beneficially, more than five percent of any class of voting securities and by each director of the Company and all directors and officers of the Company as a group. None of the directors or officers are holders of record of Preferred Stock.

Title          Name and Address           Amount and Nature of     Percent of Class    Percent of
of Class      of Beneficial Owner         Beneficial Ownership            (1)          Voting Stock
----------------------------------------------------------------------------------------------------
Common        Roger D. Bensen                2,440,352 shares            23.9           22.5
              50 Washington Street                (2)(3)
              Norwalk, CT  06854

Common        Richard B. Ames                   86,406 shares              .8             .7
              730 7th Street                        (4)
              Eureka, CA  95501

Common        All Directors and Officers     2,707,758 shares            24.8           23.3
              as a Group (2 Persons)

Preferred     Anne W. Bensen                    30,000 shares             6.2            -
              69 Dandy Drive                        (5)(6)
              Cos Cob, CT  06807

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

         Although Mr. Bensen does not receive compensation for his services to the Company, he may receive compensation in the future as determined by the Board of Directors.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

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

REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2001.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
         ------------------------------------------

                        CADEMA CORPORATION AND SUBSIDIARY
                        ---------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                                                    Page
                                                                    ----

INDEPENDENT AUDITOR'S REPORT                                        F-2

FINANCIAL STATEMENTS:

Consolidated Balance Sheets - December 31, 2001 and 2000            F-4

Consolidated Statements of Operations for Each of the
         Three Years in the Period Ended December 31, 2001          F-5

Consolidated Statements of Changes in Stockholders'
         Deficiency for Each of the Three Years in the Period
         Ended December 31, 2001                                    F-6

Consolidated Statements of Cash Flows for Each of the
         Three Years in the Period Ended December 31, 2001          F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-8 to F-14

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


Board of Directors
Cadema Corporation
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of Cadema Corporation and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadema Corporation and Subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and at December 31, 2001 had a stockholders' deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/McGladrey & Pullen  LLP

Blue Bell, PA
March  10, 2002

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

Board of Directors
Cadema Corporation
Norwalk, Connecticut

We have audited the accompanying consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' deficiency and cash flows of Cadema Corporation and Subsidiary for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

                                        /s/Rudolph, Palitz LLC

Blue Bell, PA
February 8, 2000

                        CADEMA CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

              ASSETS                           December 31,2001           December 31,2000
              ------                           ----------------           ----------------

CURRENT ASSETS:
 Cash and cash equivalents                          $      666                 $    9,533
 Trading securities (Cost $610,249 in                  285,288                     67,820
 2001 and $525,883 in 2000)
  (Notes 4 and 5)
 Other current assets                                    1,620                      1,620
                                                    ----------                 ----------

     TOTAL CURRENT ASSETS                              287,574                     78,973

 NOTE RECEIVABLE less allowance for bad
   debt of $301,250 in 2000 (Note 4)                       -                       43,750
                                                    ----------                 ----------

     TOTAL ASSETS                                   $  287,574                 $  122,723
                                                    ==========                 ==========


  LIABILTIES AND STOCKHOLDERS'
           DEFICIENCY

CURRENT LIABILITIES:

 Accrued liabilities                                $   16,000                 $   14,000
                                                     ---------                  ---------

     TOTAL CURRENT LIABILITIES                          16,000                     14,000

Accrued dividends on preferred stock
   (Note 7)                                          1,523,681                  1,358,249
Minority Interest in Subsidiary
   (Note 4)                                                -                        3,763
                                                     ---------                  ---------

     TOTAL LIABILITIES                               1,539,681                  1,376,012
                                                     ---------                  ---------

STOCKHOLDERS' DEFICIENCY (Notes 3
  and 7)
Series A 8% Cumulative Convertible
  Preferred Stock, par value $.01 per share;
  authorized 5,000,000 shares; issued 476,423
  shares in 2001 and 476,423 shares in 2000              4,764                      4,764
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per
  Share; authorized, 150,000 shares,
  none issued                                                -                          -
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares, issued
  10,951,122 shares.                                   109,511                    109,511
Additional paid-in capital                           7,765,836                  7,765,836
Accumulated deficit                                 (9,035,848)                (9,037,030)
Less:  Treasury stock at cost
   Common shares                                       (75,000)                   (75,000)
   Preferred shares                                    (21,370)                   (21,370)
                                                    -----------                -----------

     TOTAL STOCKHOLDERS'DEFICIENCY                  (1,252,107)                (1,253,289)
                                                    -----------                -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY                      $  287,574                 $  122,723
                                                    ==========                 ==========

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                        ---------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
        -----------------------------------------------------------------

                                                            2001                   2000                  1999
                                                            ----                   ----                  ----
REVENUE                                                         --                     --                     --
COST OF GOODS SOLD                                              --                     --                     --
                                                        ------------           ------------           ------------
         GROSS PROFIT                                           --                     --                     --

OPERATING EXPENSES:
         General and administrative                     $     43,069           $     46,773           $     46,187
         Provision for loss on note
         receivable                                             --                   41,000                   --
                                                        ------------           ------------           ------------

                  Total operating expenses                    43,069                 87,773                 46,187
                                                        ------------           ------------           ------------

                  Loss from operations                       (43,069)               (87,773)               (46,187)
                                                        ------------           ------------           ------------
OTHER INCOME (EXPENSE):
      Gain on sale of joint venture
        Interest (Note 4 )                                   253,750                   --                     --
         Trading Securities Transactions
         (Note 5)
           Realized gains (losses)                           (11,429)                19,009                 14,002
           Unrealized losses                                 (36,595)               (61,322)               (84,495)
         Dividend income                                         194                  1,481                    213
         Write off minority interest in
           subsidiary                                          3,763                  3,533                   --
                                                        ------------           ------------           ------------
                  Total other income (expense)               209,683                (37,299)               (70,280)
                                                        ------------           ------------           ------------

INCOME (LOSS) BEFORE INCOME TAXES                            166,614               (125,072)              (116,467)

PROVISION FOR INCOME TAXES (BENEFIT)
                           (Note 6)                             --                     --                     --
                                                        ------------           ------------           ------------

NET INCOME (LOSS)                                            166,614               (125,072)              (116,467)

PREFERRED DIVIDENDS EARNED (Note 7)                         (165,432)              (169,781)              (169,781)
                                                        ------------           ------------           ------------

NET INCOME (LOSS) APPLICABLE TO
         COMMON STOCKHOLDERS (Note 7)                   $      1,182           $   (294,853)          $   (286,248)
                                                        ============           ============           ============

WEIGHTED AVERAGE COMMON SHARES                            10,921,122             10,909,442             10,905,549
                                                        ============           ============           ============
         OUTSTANDING (Note 7)

Income (LOSS) PER COMMON SHARE
         BASIC AND DILUTED
         (Notes 2):                                     $       0.00           $      (0.03)          $      (0.04)
                                                        ============           ============           ============

         The accompanying notes to the consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                        ---------------------------------
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
         --------------------------------------------------------------
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
        -----------------------------------------------------------------

                                    Preferred Stock               Common Stock
                                    ---------------               ------------
                                                              Number
                              Number of                         of
                               Shares         Amount          Shares        Amount
                             -----------    -----------    -----------   -----------
BALANCE, December 31, 1998       485,123    $     4,851     10,935,549   $   109,356
                             -----------    -----------    -----------   -----------

Preferred dividend accrued
(Note 7)                              --             --             --            --
Net Loss - 1999                       --             --             --            --


                             -----------    -----------    -----------   -----------
BALANCE, December 31, 1999       485,123    $     4,851     10,935,549   $   109,356

Conversion of preferred
  stock to common stock
  (Note 7)                        (8,700)           (87)        15,573           155

Preferred dividend accrued
(Note 8)                              --             --             --            --
Net Loss - 2000                       --             --             --            --

                             -----------    -----------    -----------   -----------
BALANCE, December 31, 2000       476,423    $     4,764     10,951,122   $   109,511

Preferred dividend accrued
(Note 7)                              --             --             --            --
Net Income - 2001                     --             --             --            --

                             -----------    -----------    -----------   -----------
BALANCE, December 31, 2001       476,423    $     4,764     10,951,122   $   109,511
                             ===========    ===========    ===========   ===========

                              Additional                    Treasury          Total
                               Paid-in      Accumulated       Stock,      Stockholders'
                               capital         Deficit       at Cost       Deficiency
                             -----------    -----------    -----------    -----------
BALANCE, December 31, 1998   $ 7,765,904    ($8,455,929)      ($96,370)     ($672,188)
                             -----------    -----------    -----------    -----------

Preferred dividend accrued
(Note 7)                              --       (169,781)            --       (169,781)
Net Loss - 1999                       --       (116,467)            --       (116,467)


                             -----------    -----------    -----------    -----------
BALANCE, December 31, 1999   $ 7,765,904    ($8,742,177)      ($96,370)     ($958,436)

Conversion of preferred
  stock to common stock
  (Note 7)                           (68)            --

Preferred dividend accrued
(Note 8)                              --       (169,781)            --       (169,781)
Net Loss - 2000                       --       (125,072)            --       (125,072)

                             -----------    -----------    -----------    -----------
BALANCE, December 31, 2000   $ 7,765,836    ($9,037,030)      ($96,370)   ($1,253,289)

Preferred dividend accrued
(Note 7)                              --       (165,432)            --       (165,432)
Net Income - 2001                     --        166,614             --        166,614

                             -----------    -----------    -----------    -----------
BALANCE, December 31, 2001   $ 7,765,836    ($9,035,848)      ($96,370)   ($1,252,107)
                             ===========    ===========    ===========    ===========

         The accompanying notes to the consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                        ---------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
        -----------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES             2001         2000         1999
                                            ---------    ---------    ---------
Net Income (loss)                           $ 166,614    ($125,072)   ($116,467)
Adjustments to reconcile net income
  (loss) to
    net cash used in operating
   activties

Provision for loss on note
  receivable                                        -       37,467            -
  Decrease in Minority Interest in
   Subsidiary                                  (3,763)           -            -
  Realized gain on sale of joint
   venture interest                          (253,750)           -            -
  Realized (gain) loss on sale of
    trading securities                         11,429      (19,009)     (14,002)
  Unrealized loss in value
    of trading securities                      36,595       61,322       84,495
  Decrease (increase) in other
       current assets                               -           24         (495)
  Increase in other

       current liabilities                      2,000        1,000            -
                                            ---------    ---------    ---------
       Net cash used in operating
         activities                           (40,875)     (44,268)     (46,469)
                                            ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of trading securities                   -      (58,425)     (37,122)
   Proceeds from sales of trading
   securities                                  32,008       99,172       82,816
       Net cash provided by investing
                                            ---------    ---------    ---------
        activities                             32,008       40,747       45,694

                                            ---------    ---------    ---------


Net decrease in cash                           (8,867)      (3,521)        (775)

Cash - Beginning of Year                        9,533       13,054       13,829
                                            ---------    ---------    ---------

Cash - End of Year                          $     666    $   9,533    $  13,054
                                            =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Preferred Stock Dividends Accrued        $ 165,432    $ 169,781    $ 169,781
                                            =========    =========    =========

 Exchange of note receivable with book
  value of $43,750 for a trading security
  with fair market value of $297,500        $ 253,750    $       -    $       -
                                            =========    =========    =========

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                        ---------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
               FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2001
               ---------------------------------------------------

(1)      NATURE OF BUSINESS AND CURRENT OPERATING ENVIRONMENT:
         ----------------------------------------------------

         The principal business of Cadema Corporation (the "Company") is the financing and operating of business enterprises with the potential to generate profits and cash flow. Currently the Company is exploring possible acquisitions and mergers throughout the United States and abroad, as it has done in the past, seeking to enter into new operating businesses and to use the Company's liquid assets in connection therewith. As part of this strategy, the Company entered into a joint venture agreement with Danzer Industries, Inc. (formerly Global Environmental, Inc.) in December 1993. The joint venture business was inactive during 1999, 2000 and 2001.

         During 2001, the Company sold its interest in the joint venture for 1,750,000 shares of Danzer Corporation common stock (Note 4). Danzer changed its name to Obsidian Enterprises in October 2001. As a result of this transaction, the balance sheet of the Company at December 31, 2001 represents Cadema only and no longer is consolidated to include the joint venture which was consolidated at December 31, 2000. The statements of operations and cash flows include the consolidated activities of Cadema Corporation and Subsidiary up until June 21, 2001, the sale of the Company's joint venture interest.

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

         Included in current assets are 1,750,000 unregistered shares of Obsidian Enterprises common stock valued at $297,500 which are resticted for sale until July 2002. The shares have limited marketability due to a low trading volume. Therefore, the Company's ability to receive proceeds from these shares in the future is limited.

(2)      SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

         Trading Securities
         ------------------

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

         Income(loss) Per Common Share
         -----------------------------

         Basic income (loss) per common share represents net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) is calculated as net income (loss) divided by the weighted average number of common shares and the potential common shares, assuming conversion of the preferred stock outstanding during the period. All convertible preferred stock series were excluded from the 2001, 2000 and 1999 computations of diluted net income (loss) per common share because the assumed conversion of such shares would have an anti-dilutive effect. There were 10,921,122, 10,909,442 and 10,905,549 weighted average number of shares outstanding during 2001, 2000 and 1999, respectively.

         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)    GOING CONCERN:
       -------------

       The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. Since inception, the Company has not generated revenues to meet its operating expenses and has incurred significant operating losses and net losses. At December 31, 2001, the Company has a stockholder's deficiency of $ 1,252,107. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

       The Company's primary focus in 2001 was to seek additional joint venture partners since its existing Joint Venture investee, Global Environmental Offshore Company, generated no revenues in 2001. Global was set up to provide pollution control services for international customers. The Company sold its interest in the Joint Venture in June 2001 ( Note 4).

       The Company continues in its principal business of seeking and financing business enterprises with the potential to generate profits and positive cash flow. The Company's previous entry into the pollution control business is part of this strategy. New opportunities were evaluated in 2001 but none were deemed appropriate to enter into.

       The Company intends to continue using its available funds to purchase, invest in and sell securities as outlined in a plan approved by stockholders in 1988.

       There is approximately $ 271,000 of working capital at year-end. Annual required cash outlays include only the payment of administrative expenses of approximately $45,000. The Company is also attempting to restructure its payment of dividend arrearages, a long-term liability, in light of future plans.

(4)    SALE OF JOINT VENTURE INTEREST
       ------------------------------

       Effective June 21, 2001, the Company sold its interest in Global Environmental Offshore Company ( Note 5) , a joint venture between the Company and Danzer Corporation, for 1,750,000 shares of the common stock of Danzer Corporation with a fair market value of $297,500. Sale of the Danzer stock is restricted for one year from the issue date. The only asset on the joint venture's books at December 31, 2000 and at the time of the sale was a note receivable from Danzer Corporation with a carrying value of $43,750. In connection with the sale of its joint venture interest, the Company recognized a realized gain of $253,750. In October 2001, Danzer Corporation changed its name to Obsidian Enterprises, Inc.

       For the year ended December 31, 2001, the Company recognized an unrealized loss of $35,000 on the Obsidian stock. Obsidian stock with a fair market value of $262,500 is included in trading securities on the Company's balance sheet at December 31, 2001.

(5)    TRADING SECURITIES:
       ------------------

       In July, 1988, the Company received stockholder approval to establish an investment program in marketable securities utilizing the excess funds generated by the proceeds of the 1987 Series A 8% Cumulative Preferred Stock offering.

       The aggregate cost and market value of trading securities at December 31, 2001 were:

                                Aggregate   Unrealized   Unrealized     Market
Title of Issue                    Cost         Gains       Losses       Value

COMMON STOCK AND EQUIVALENTS:
   Caminosoft                   $  19,825           -    $ (13,225)   $   6,600
   Cover-All Tech                  93,001           -      (77,141)      15,860
 Obsidian Enterprises             297,500           -      (35,000)     262,500
   Photran Corp.                   39,523           -      (39,507)          16
   Syntech                        103,737           -     (103,425)         312
   Vista Tech. Inc.                56,663           -      (56,663)           -
                                ---------   ---------    ---------    ---------
       Total                    $ 610,249           -    $(324,961)   $ 285,288
                                =========   =========    =========    =========


       The aggregate cost and market value of trading securities at December 31, 2000 were:

                                Aggregate   Unrealized   Unrealized     Market
Title of Issue                    Cost         Gains       Losses       Value

COMMON STOCK AND EQUIVALENTS:
   Caminosoft                   $  19,825   $ (11,325)   $   8,500
   Cover-All Tech                  93,001           -      (77,446)      15,555
   Photran Corp.                   39,523           -      (39,507)          16
   Reuter Mfg                     186,384           -     (151,384)      35,000
   Symbollon Corp.                 26,750     (18,313)       8,437
   Syntech                        103,737           -     (103,425)         312
   Vista Tech. Inc.                56,663           -      (56,663)           -
                                ---------   ---------    ---------    ---------
       Total                    $ 525,883           -    $(458,063)   $  67,820
                                =========   =========    =========    =========


       Proceeds from sales of trading securities during 2001 were $32,008. Gross losses on those sales were $11,429. During 2001 net unrealized losses on trading securities of $36,595 were charges against 2001 earnings. In 2000, proceeds from sales of trading securities were $99,172. Gross gains on those sales were $31,760 and gross losses were $12,751. During 2000 net unrealized losses on trading securities of $61,322 were charged against 2000 earnings.

(6)     INCOME TAXES:
        ------------

       As of December 31, 2001, the Company had available capital loss and net operating loss carryforwards of approximately $ 3,400,000 which may be carried forward to reduce future taxable income. These carryforwards expire in varying amounts from 2002 to 2020.

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

       Total income tax expense (benefit) amounted to -0- in 2001, 2000 and 1999 (effective tax rates of 0% in each year) compared to income tax expense ( benefit) of $ 57,000, ($43,000) and ($40,000) computed by applying the statutory rate of 34.0% to income (loss) before income taxes. These differences are accounted for as follows:

                                                              2001
                                                              ----
                                                                     Percent of
                                                   Amount          Pretax Income
                                                  --------            --------
       Computed expected tax expense              $ 57,000              34.0%
       Utilization of net operating loss
       carryforward                               ($57,000)            (34.0%)
                                                  --------            --------
                                                         0%              0%
                                                  ========            ========


                                                              2000
                                                              ----
                                                                    Percent of
                                                   Amount           Pretax Loss
                                                  --------            --------
       Computed expected tax benefit              ($43,000)             34.0%
       Decrease in benefit due to
       valuation allowance provided for
       deferred tax assets                          43,000             (34.0%)
                                                  --------            --------
                                                      --                 0%
                                                  ========            ========


                                                              1999
                                                              ----
                                                                    Percent of
                                                   Amount           Pretax Loss
                                                  --------            --------
       Computed expected tax benefit              ($40,000)             34.0%
       Decrease in benefit due to
       valuation allowance provided for
       deferred tax assets                          40,000             (34.0%)
                                                  --------            --------
                                                  $   --                 0%
                                                  ========            ========



Deferred income tax assets (liabilities) result from net operating loss carryforwards and differences in the recognition of expenses for income tax and financial reporting purposes.

         ------------

         The net deferred tax asset at December 31, 2001 and 2000, includes the following:

                                                        2001           2000
                                                        ----           ----
           Deferred tax asset                        $1,282,000    $1,620,000
           Valuation allowance for deferred
           tax asset                                 (1,282,000)   (1,620,000)
                                                    ------------  ------------
                                                     $        0    $        0
                                                    ============  ============

         The Company has recorded a valuation allowance for its entire net deferred tax asset at December 31, 2001 and 2000 since management believes that it is more likely than not that the deferred tax asset will be not realized.

         The tax effect of major temporary differences that gave rise to the Company's net deferred tax asset at December 31, 2001 and 2000 is as follows:

                                                   2001               2000
                                                   ----               ----
         Net operating loss carryforward       $1,171,000          $1,361,000
         Unrealized losses on marketable
            securities                            111,000             156,000
         Allowance for uncollectible note
         receivable                                  --               103,000
                                               ----------          ----------

                                               $1,282,000          $1,620,000
                                               ==========          ==========

(7)      NET INCOME (LOSS) AND STOCKHOLDERS' DEFICIENCY:
         ----------------------------------------------
         Income(Loss) Per Common Share
         -----------------------------

         The following is a reconciliation of the numerator and denominator of the Basic and Diluted loss per share computation.

                                    2001               2000              1999
                                    ----               ----              ----
   Numerator for Basic
   and Diluted Income
   (Loss) Per Share:
    Net Income(Loss)          $    166,614       ($   125,072)     ($   116,467)

   Less Preferred Stock
    Dividends                     (165,432)          (169,781)         (169,781)
                              ------------       ------------      ------------

   Net Income (Loss)
    applicable to
    common shareholders       $      1,182       ($   294,853)     ($   286,248)
                              ============       ============      ============

   Denominator for Basic
   And Diluted Income
   (Loss) Per Share:
   Weighted average
   shares                       10,921,122         10,909,442        10,905,549
                              ============       ============      ============

   Basic and Diluted
   income(loss) per share
                              $        .00       ($       .03)     ($       .03)
                              ============       ============      ============

         -------------------------

         Public offering - preferred stock
         ---------------   ---------------

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

         The Series A Preferred Stock is redeemable at the option of the Company at any time after July 28, 1989, in whole or in part, at a redemption price of $5.40 per share, subject to certain conditions. In addition, the Series A Preferred Stock is also redeemable, upon 30 days notice beginning July 28, 1988, if during any period of 30 consecutive trading days the market price for the Company's common stock is at least $3.00. In September 2000, 8,700 shares of Series A Preferred Stock were converted to 15,573 shares of Common Stock at a conversion ratio of
         1.79 to 1. There was no effect on net income, loss per common share or total stockholders' deficiency as a result of such conversion. At December 31, 2001, 530,450 shares of the Series A Preferred Stock have been converted into common stock or redeemed.

         The Series B Preferred Stock has identical preferences and privileges to the Series A Preferred Stock, except that the Series B Preferred Stock is not subject to redemption by the Company. The Company has been authorized to issue up to 150,000 shares of Series B Preferred Stock. At December 31, 2001 and 2000, no shares of Series B Preferred Stock were issued and outstanding.

         No dividends were declared in 2001, 2000 or 1999. However, dividends on Series A 8% Preferred Stock of $.40 per share payable in cash or Cadema Corporation common stock do accumulate and as such the accompanying 2001, 2000 and 1999 financial statements reflect the accrual of this dividend.

         Treasury Stock
         --------------

         The Company held 30,000 and 60,670 shares of Common Stock and Series A Preferred Stock, respectively in its treasury as of December 31,2001 and 2000.

         Warrants
         --------

         As of December 31, 2001, the Company has reserved 2,420,772 shares of common stock for possible future issuance resulting from conversion of preferred stock.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereto duly authorized.

                               CADEMA CORPORATION

Dated:                                                 March  27, 2002


                                                       By:/s/ Roger D. Bensen
                                                         --------------------
                                                              ROGER D. BENSEN
                                                              President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger D.Bensen                                     March  27, 2002
------------------                                     -------------------------
ROGER D. BENSEN
Chairman of the Board and Chief
Executive Officer and Director






/s/ Richard Ames                                        March  27, 2002
----------------                                        ------------------------
RICHARD B. AMES
Director