Form 10QSB
period 2002-03-31
CADEMA CORP
filed 2002-05-14
CIK 318951

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

(Mark One)

    X        Quarterly Report Pursuant to Section 13 or 15(d) of the
  -----      Securities Exchange Act of 1934

             For the period ended March 31, 2002.

                                       or

             Transition Report Pursuant to Section 13 OR 15(D) of the
  -----      Securities Exchange Act of 1934

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


There were 10,921,122 shares of the Registrant's common stock outstanding as of May 13, 2002.
================================================================================

                               CADEMA CORPORATION
                                   FORM 10-QSB

                                      INDEX




PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

          Consolidated Balance Sheets -
          March 31, 2002 and December 31, 2001                              3

          Consolidated Statements of Operations -
          Three months ended March 31, 2002 and March 31, 2001              4

          Consolidated Statements of Cash Flows -
          Three months ended March 31, 2002 and March 31, 2001              5

          Notes to Financial Statements                                     6


          Item 2 - Management's Discussion and Analysis of                  7
                   Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

          Signatures                                                        8


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

          These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Management believes that the disclosures are adequate to make the information presented herein not misleading.

                        CADEMA CORPORATION AND SUBSIDIARY
                                 BALANCE SHEETS

                                     ASSETS                     March 31, 2002  December 31,2001
                                     ------                       Unaudited
                                                                 -----------      -----------
CURRENT ASSETS:

   Cash                                                          $     1,158      $       666
   Trading securities (Cost $590,424 in                              241,695          285,288
   2002 and $610,249 in 2001)
   Other current assets                                                1,134            1,620
                                                                 -----------      -----------
     TOTAL ASSETS                                                $   243,987      $   287,574
                                                                 ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:

Accrued liabilities                                              $    21,158      $    16,000
                                                                 -----------      -----------

     TOTAL CURRENT LIABILITIES                                        21,158           16,000

Accrued dividends on preferred stock                               1,565,256        1,523,681

                                                                 -----------      -----------
     TOTAL LIABILITIES                                             1,586,414        1,539,681
                                                                 -----------      -----------

STOCKHOLDERS' DEFICIENCY
Series A 8% Cumulative Convertible
   Preferred Stock, par value $.01 per share                           4,764            4,764
   authorized 5,000,000 shares; issued 476,423
   shares in 2002 and 2001
Series B 8% Cumulative Convertible
   Preferred Stock, par value, $.01 per share,                            --               --
   authorized, 150,000 shares, none issued
Common Stock, par value, $.01 per share;
   authorized 50,000,000 shares, issued                              109,511          109,511
   10,951,122 shares in 2002 and 2001
Additional paid-in capital                                         7,765,836        7,765,836
Accumulated deficit                                               (9,126,168)      (9,035,848)
Less:  Treasury stock at cost
   Common shares                                                     (75,000)         (75,000)
   Preferred shares                                                  (21,370)         (21,370)
                                                                 -----------      -----------

     TOTAL STOCKHOLDERS' DEFICIENCY                               (1,342,427)      (1,252,107)
                                                                 -----------      -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIENCY                                  $   243,987      $   287,574
                                                                 ===========      ===========

              The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      FOR THE THREE MONTHS ENDED MARCH 31,





                                                                    2002              2001
                                                                ------------      ------------

REVENUE                                                         $         --      $         --
COST OF GOODS SOLD                                                        --                --
                                                                ------------      ------------
     GROSS PROFIT                                                         --                --

OPERATING EXPENSES:
     General and administrative                                       10,128             9,149
                                                                ------------      ------------
           Total operating expenses                                   10,128             9,149
                                                                ------------      ------------
           Loss from operations                                      (10,128)           (9,149)

OTHER INCOME (EXPENSE):
     Trading securities
     Transactions
     Realized losses                                                  (1,625)               --
     Change in Unrealized (losses)                                   (36,993)            4,383
     Dividend income                                                       1               128
                                                                ------------      ------------
           Total other income (expense)                              (38,617)            4,511
                                                                ------------      ------------

LOSS BEFORE INCOME TAXES                                             (48,745)           (4,638)

PROVISION FOR INCOME TAXES                                                --                --
                                                                ------------      ------------

NET LOSS                                                             (48,745)           (4,638)

PREFERRED DIVIDENDS EARNED                                            41,575            40,706
                                                                ------------      ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                      $    (90,320)     $    (45,344)
                                                                ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        10,921,122        10,921,122
                                                                ============      ============

INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED                $       (.01)     $        .00
                                                                ============      ============



                The accompanying notes to consolidated financial
               statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
           FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED MARCH 31,





                                                                    2002            2001
                                                                 ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss from operations                                     $  (48,745)     $   (4,638)
    Adjustments to reconcile net income (loss)
     to net cash used in operating activities
       Realized loss on sale of trading securities                    1,625              --
       Unrealized loss (gain) in value of trading securities         36,993          (4,383)
       Decrease in other current assets                                 486             486
       Increase in accrued liabilities                                5,158           1,000
                                                                 ----------      ----------

       Net Cash used in operating activities                         (4,483)         (7,535)
                                                                 ----------      ----------


CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of marketable securities                                    --              --
    Proceeds from sale of marketable securities                       4,975              --
                                                                 ----------      ----------
       Net cash provided by investing activities                      4,975              --
                                                                 ----------      ----------

Net increase (decrease) in cash                                         492          (7,535)

    Cash - Beginning of Period                                          666           9,533
                                                                 ----------      ----------
    Cash - End of Period                                         $    1,158      $    1,998
                                                                 ==========      ==========


SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

    Preferred Stock Dividends Earned                             $   41,575      $   40,706
                                                                 ==========      ==========


              The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
                 THREE MONTHS IN THE PERIOD ENDED MARCH 31, 2002



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

         As part of this strategy, the Company entered into a joint venture agreement with Danzer Industries, Inc. (formerly Global Environmental, Inc.) in December 1993. During 2001, the Company sold its interest in the joint venture. As a result of this transaction, the statements of operations and cash flows include the consolidated activities of Cadema Corporation and Subsidiary up until June 21, 2001, the sale of the Company's joint venture interest.

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

         These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Management believes that the disclosures are adequate to make the information presented herein not misleading.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The principal business of Cadema Corporation (the Company) is the financing and operating of business enterprises with the potential to generate profits and cash flow. The Company continues in its principal business of seeking and financing business enterprises with the potential to generate profits and positive cash flow. The Company's previous entry into the pollution control business is part of this strategy. New opportunities were evaluated in 2002 but none were deemed appropriate to enter into.

         The Company intends to continue using its available funds to purchase, invest in and sell securities as outlined in a plan approved by stockholders in 1988.


         RESULTS OF OPERATIONS

         There were no revenues in the first three months of 2002 or 2001.

         Operating expenses for the first three months of 2002 were $10,128, in line with 2001's first three month's expenses of $9,149 and represented administrative expenses of the Company.

         Other expense in the first three months totaled $38,617 as compared to other income in 2001 of $4,511. This contrast is due to losses on the company's Investment Portfolio in 2002 compared to small gains recognized in the same period of 2001.

         The net loss applicable to common stockholders for the first quarter, after an accrual for a Preferred Stock dividend, was a $90,320 or $.01 per share. For the same period of the prior year, a better performance by the Company's Investment Portfolio resulted in net loss applicable to common shareholders of $45,344 or $.00 per share being recognized.

         LIQUIDITY AND CAPITAL RESOURCES

         Liquidity and working capital decreased by $48,745 to $222,829 in the first three months of 2002 due to operating expenses and unrealized losses in the Company's marketable securities portfolio. The Company believes it has sufficient working capital to meet its liquidity needs over the next twelve months.




PART II
-------

Items 1 thru 5:            Not Applicable

Item 6:                    None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   CADEMA CORPORATION


Dated:  May 13, 2002                               By: /s/ Roger D. Bensen
                                                       -------------------------
                                                       ROGER D. BENSEN
                                                       Chairman of the Board and
                                                       Chief Executive Officer