Form 10QSB
period 2002-06-30
CADEMA CORP
filed 2002-08-14
CIK 318951

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the period ended June 30, 2002.

                                       or

   [ ] Transition Report Pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

              For the transition period from ________ to ________.

Commission File No. 0-9614

                               CADEMA CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                          88-0160741
 ------------------------------                        ------------------------
(State or other jurisdiction of                       (IRS Employer I.D. Number)
 incorporation or organization)

     c/o Number One Corporation 50 Washington Street. Norwalk CT   06854
     -------------------------------------------------------------------
    (Address of Principal Executive Offices)                   (Zip Code)

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

Yes  [X]    No  [ ]


There were 10,921,122 shares of the Registrant's common stock outstanding as of August 9, 2002.
================================================================================

                               CADEMA CORPORATION
                                   FORM 10-QSB

                                      INDEX

PART 1. FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Consolidated Balance Sheets - June 30, 2002 and
       December 31, 2001                                                      3

     Consolidated Statements of Operations -
       Six months ended June 30, 2002 and June 30, 2001                       4

     Consolidated Statements of Operations -
       Three months ended June 30, 2002 and June 30, 2001                     5

     Consolidated Statements of Cash Flows -
       Six months ended June 30, 2002 and June 30, 2001                       6

     Notes to Financial Statements                                            7

     Item 2 - Management's Discussion and Analysis of
        Financial Condition and Results of Operations                         8

PART II. OTHER INFORMATION

     Signatures                                                              10


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

                        CADEMA CORPORATION AND SUBSIDIARY
                                 BALANCE SHEETS
                                 --------------

     ASSETS
     ------                                            June 30,     December 31,
                                                         2002           2001
                                                     -----------    -----------
                                                      Unaudited
CURRENT ASSETS:

 Cash                                                $       220    $       666
 Trading securities (Cost $590,424 in
   2002 and $610,249 in 2001)                            368,528        285,288

 Other current assets                                        648          1,620
                                                     -----------    -----------
     TOTAL ASSETS                                    $   369,396    $   287,574
                                                     ===========    ===========

     Liabilities And Stockholders' Deficiency
     ----------------------------------------

CURRENT LIABILITIES:

Accrued liabilities                                  $    24,576    $    16,000
                                                     -----------    -----------
     TOTAL CURRENT LIABILITIES                            24,576         16,000

Accrued dividends on preferred stock                   1,606,831      1,523,681
                                                     -----------    -----------
     TOTAL LIABILITIES                                 1,631,407      1,539,681
                                                     -----------    -----------
STOCKHOLDERS' DEFICIENCY
Series A 8% Cumulative Convertible
  Preferred Stock, par value $.01 per share
  authorized 5,000,000 shares; issued 476,423
  shares in 2002 and 2001                                  4,764          4,764
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per
  share, authorized, 150,000 shares,
  none issued                                                --             --
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares, issued
  10,951,122 shares in 2002 and 2001                     109,511        109,511
Additional paid-in capital                             7,765,836      7,765,836
Accumulated deficit                                   (9,045,752)    (9,035,848)
Less: Treasury stock at cost
   Common shares                                         (75,000)       (75,000)
   Preferred shares                                      (21,370)       (21,370)
                                                     -----------    -----------
     TOTAL STOCKHOLDERS' DEFICIENCY                   (1,262,011)    (1,252,107)
                                                     -----------    -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY                       $   369,396    $   287,574
                                                     ===========    ===========

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                       STATEMENTS OF OPERATIONS-UNAUDITED
                       ----------------------------------
                        FOR THE SIX MONTHS ENDED JUNE 30,
                        ---------------------------------


                                                         2002           2001
                                                     -----------    -----------
REVENUE                                              $      --      $      --
COST OF GOODS SOLD                                          --             --
                                                     -----------    -----------
     GROSS PROFIT                                           --             --

OPERATING EXPENSES:
     General and administrative                           14,971         14,877
                                                     -----------    -----------

          Total operating expenses                        14,971         14,877
                                                     -----------    -----------

          Loss from operations                           (14,971)       (14,877)

OTHER INCOME (EXPENSE):
          Gain on sale of joint venture interest            --          253,750
          Trading securities
          Transactions
            Realized gains (losses)                      (14,851)         4,143
            Change in Unrealized
            Gains (losses)                               103,066        103,485
          Dividend income                                      2            158
                                                     -----------    -----------
          Total other income (expense)                    88,217        361,536
                                                     -----------    -----------

INCOME BEFORE INCOME TAXES                                73,246        346,659

PROVISION FOR INCOME TAXES                                  --             --
                                                     -----------    -----------

NET INCOME                                                73,246        346,659

PREFERRED DIVIDENDS EARNED                                83,150         82,281
                                                     -----------    -----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS  $    (9,904)   $   264,378
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            10,921,122     10,921,122
                                                     ===========    ===========

INCOME PER COMMON SHARE BASIC AND DILUTED            $       .00    $       .02
                                                     ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                       STATEMENTS OF OPERATIONS-UNAUDITED
                       ----------------------------------
                       FOR THE THREE MONTHS ENDED JUNE 30,
                       -----------------------------------

                                                       2002            2001
                                                   ------------    ------------

REVENUE                                            $       --      $       --
COST OF GOODS SOLD                                         --              --
                                                   ------------    ------------
          GROSS PROFIT                                     --              --

OPERATING EXPENSES:
          General and administrative                      4,843           5,728
                                                   ------------    ------------

          Total operating expenses                        4,843           5,728
                                                   ------------    ------------

          Loss from operations                           (4,843)         (5,728)

OTHER INCOME (EXPENSE):
     Gain on sale of joint venture interest                --           253,750
       Trading securities
       Transactions
         Realized gains (losses)                           --             4,143
         Change in Unrealized
           Gains (losses)                               126,833          99,102
       Dividend income                                        1              30
                                                   ------------    ------------
          Total other income (expense)                  126,834         357,297
                                                   ------------    ------------
INCOME BEFORE INCOME TAXES                              121,991         351,297

PROVISION FOR INCOME TAXES                                 --              --
                                                   ------------    ------------
NET INCOME                                              121,991         351,297

PREFERRED DIVIDENDS EARNED                               41,575          41,575
                                                   ------------    ------------
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS       $     80,416    $    309,722
                                                   ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           10,921,122      10,921,122
                                                   ============    ============
INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED   $        .01    $        .03
                                                   ============    ============


           The accompanying notes to consolidated financial statements are an integral part of these statements

                        CADEMA CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                -------------------------------------------------
             FOR EACH OF THE SIX MONTHS IN THE PERIOD ENDED JUNE 30,
             -------------------------------------------------------

                                                    2002          2001
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                       $   73,246    $  346,659
Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities
    Realized gain on sale of joint venture
     interest                                          --        (253,750)
    Realized gain on sale of trading
     securities                                      14,851        (4,143)
   Unrealized gain in value
     of trading securities                         (103,066)     (103,485)
    Decrease in other current assets                    972           972
     Increase in accrued liabilities                  8,576         4,214
                                                 ----------    ----------
       Net cash used in operating
        activities                                   (5,421)       (9,533)
                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                   --            --
   Proceeds from sale of marketable securities        4,975          --
                                                 ----------    ----------
       Net cash provided by investing
        activities                                    4,975          --
                                                 ----------    ----------

Net increase (decrease) in cash and
   cash equivalents                                    (446)       (9,533)
Cash and cash equivalents -
   Beginning of Period                                  666         9,533
                                                 ----------    ----------
Cash and cash equivalents -
   End of Period                                 $      220    $        0
                                                 ==========    ==========
SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

   Preferred Stock Dividends Accrued             $   83,150    $   82,281
                                                 ==========    ==========
   Proceeds due from broker (included in other
    current assets) on sale of trading
    security with a basis of $3,375 and
    and realized gain recognized of $4,125       $     --      $    7,500
                                                 ==========    ==========
   Sale of joint venture interest:
    Receipt of trading securities                $     --      $  297,500
    Satisfaction of note receivable                    --         (43,750)
                                                 ----------    ----------
    Realized gain recognized                     $     --      $  253,750
                                                 ==========    ==========

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
              ----------------------------------------------------
                  SIX MONTHS IN THE PERIOD ENDED JUNE 30, 2002
                  --------------------------------------------

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

The Company now holds and currently expects to invest primarily in the stock of smaller, lesser known and often more speculative companies, which while entailing above-average risk, offer the potential of above-average reward. Approximately 95% of the Company's assets at June 30, 2002 is comprised of an investment in one trading security. This security is traded on the over the counter bulletin board and is highly volatile. At August 9, 2002, it had a decrease in quoted market value of $166,000 from that reported on June 30, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The principal business of Cadema Corporation (the Company) is the financing and operating of business enterprises with the potential to generate profits and cash flow. The Company continues in its principal business of seeking and financing business enterprises with the potential to generate profits and positive cash flow. The Company's previous entry into the pollution control business is part of this strategy. New opportunities were evaluated in 2002 but none were deemed appropriate to enter into. Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

The Company intends to continue using its available funds to purchase, invest in and sell securities as outlined in a plan approved by stockholders in 1988.


RESULTS OF OPERATIONS

There were no revenues from operations in the first six months of 2002 or 2001.

Operating expenses for the first six months of 2002 were $14,971, in line with 2001's first six month's expenses of $14,877 and represented administrative expenses of the Company.

Other income in the first six months totaled $88,217 as compared to other income in 2001 of $361,536. This contrast is due to a gain on the sale of the Company's Joint Venture interest and to greater appreciation in the company's Investment Portfolio in 2002 compared the same period of 2001. it should be noted that the Company's trading securities are based on quotations on the over the counter bulletin board and are point in time estimates. These values should not be used to predict future earnings or cash flows. Subsequent to June 30, 2002, our primary equity investment, comprising 95% of our total assets, had a decrease in quoted market value of approximately $166,000.

The net loss applicable to common stockholders for the first half, after an accrual for a Preferred Stock dividend, was a $9,904 or $.00 per share. For the same period of the prior year, a better performance by the Company's Investment Portfolio resulted in net income applicable to common shareholders of $264,378 or $.02 per share being recognized.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and working capital increased by $73,246 to $344,820 in the first six months of 2002 due to unrealized gains in the Company's marketable securities portfolio. The Company believes it has sufficient working capital to meet its liquidity needs over the next twelve months.

PART II
-------
Items 1 thru 5:     Not Applicable
--------------

Item 6:             Exhibits and Reports on Form 8K
-------

                    (a) Exhibits

                        Exhibit 99 - Certification Pursuant to 18 U.S.C Section
                                     1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                    (b) Reports on Form 8-K

                        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CADEMA CORPORATION


Dated:  August 12, 2002        By:  /s/ Roger D. Bensen
                                   ----------------------------
                                   ROGER D. BENSEN
                                   Chairman of the Board and
                                   Chief Executive Officer