Form 10QSB
period 2002-09-30
CADEMA CORP
filed 2002-11-13
CIK 318951

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the period ended September 30, 2002.

                                       or

   [_] Transition Report Pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

              For the transition period from ________ to ________.

                           Commission File No. 0-9614

                               CADEMA CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                          88-0160741
 ------------------------------                       ------------------------
(State or other jurisdiction of                      (IRS Employer I.D. Number)
 incorporation or organization)

c/o Number One Corporation 50 Washington Street           Norwalk CT 06854
-----------------------------------------------           ----------------
   (Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code: (203) 854-6711
                                                     -------------

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

Yes  [X]   No  [_]

There were 10,921,122 shares of the Registrant's common stock outstanding as of November 8, 2002.

================================================================================

                               CADEMA CORPORATION
                                   FORM 10-QSB

                                      INDEX
PART 1. FINANCIAL INFORMATION

     Item 1 - Financial Statements
     Consolidated Balance Sheets - September 30, 2002 and
         December 31, 2001                                                   3

     Consolidated Statements of Operations -
        Nine months ended September 30, 2002 and
      September 30, 2001                                                     4

     Consolidated Statements of Operations -
         Three months ended September 30, 2002 and
       September 30, 2001                                                    5

     Consolidated Statements of Cash Flows -
         Nine months ended September 30, 2002 and
       September 30, 2001                                                    6

     Notes to Financial Statements                                           7

     Item 2 - Management's Discussion and Analysis of                        8
        Financial Condition and Results of Operations

     Item 4 - Controls and Procedures                                        9

PART II. OTHER INFORMATION

     Signatures                                                             10

     Certifications Pursuant to Section 302                                 11

     Exhibit 99                                                             12

     The accompanying condensed financial statements have been prepared by the Company, without audit, and reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results of operations, financial position, and cash flows for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.

     These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Management believes that the disclosures are adequate to make the information presented herein not misleading.

                        CADEMA CORPORATION AND SUBSIDIARY
                                 BALANCE SHEETS



     ASSETS                                        September 30,   December 31,
     ------                                            2002            2001
                                                   ------------    ------------
CURRENT ASSETS:

  Cash                                             $        584    $        666
  Trading securities (Cost $560,083 in
  2002 and $610,249 in 2001)                            274,762         285,288

  Other current assets                                     --             1,620
                                                   ------------    ------------
     TOTAL ASSETS                                  $    275,346    $    287,574
                                                   ============    ============

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
     ----------------------------------------

CURRENT LIABILITIES:

Accrued liabilities                                $     26,241    $     16,000
                                                   ------------    ------------
     TOTAL CURRENT LIABILITIES                           26,241          16,000

Accrued dividends on preferred stock                  1,648,407       1,523,681
                                                   ------------    ------------
     TOTAL LIABILITIES                                1,674,648       1,539,681
                                                   ------------    ------------
STOCKHOLDERS' DEFICIENCY
Series A 8% Cumulative Convertible
  Preferred Stock, par value $.01 per share
   authorized 5,000,000 shares; issued
   476,423 shares in 2002 and 2001                        4,764           4,764
Series B 8% Cumulative Convertible
  Preferred Stock, par value, $.01 per
  share, authorized, 150,000 shares,
  none issued                                              --              --
Common Stock, par value, $.01 per share;
  authorized 50,000,000 shares, issued
  10,951,122 shares in 2002 and 2001                    109,511         109,511
Additional paid-in capital                            7,765,836       7,765,836
Accumulated deficit                                  (9,183,043)     (9,035,848)
Less: Treasury stock at cost
  Common shares                                         (75,000)        (75,000)
  Preferred shares                                      (21,370)        (21,370)
                                                   ------------    ------------
     TOTAL STOCKHOLDERS' DEFICIENCY                  (1,399,302)     (1,252,107)
                                                   ------------    ------------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY                     $    275,346    $    287,574
                                                   ============    ============

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                       STATEMENTS OF OPERATIONS-UNAUDITED
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                       2002            2001
                                                   ------------    ------------
REVENUE                                            $       --      $       --
COST OF GOODS SOLD                                         --              --
                                                   ------------    ------------
     GROSS PROFIT                                          --              --

OPERATING EXPENSES:
     General and administrative                          21,867          21,936
                                                   ------------    ------------
          Total operating expenses                       21,867          21,936
                                                   ------------    ------------
          Loss from operations                          (21,867)        (21,936)

OTHER INCOME (EXPENSE):
     Gain on sale of joint venture
       Interest                                            --           253,750
     Trading securities
     Transactions
       Realized losses                                   (1,906)        (18,088)
       Change in Unrealized
       Gains (losses)                                     1,275         (47,595)
     Dividend income                                         29             181
                                                   ------------    ------------
          Total other income (expense)                     (602)        188,248
                                                   ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                       (22,469)        166,312

PROVISION FOR INCOME TAXES                                 --              --
                                                   ------------    ------------
NET INCOME (LOSS)                                       (22,469)        166,312

PREFERRED DIVIDENDS EARNED                              124,726         123,856
                                                   ------------    ------------
NET INCOME (LOSS) APPLICABLE TO
     COMMON STOCKHOLDERS                           $   (147,195)   $     42,456
                                                   ============    ============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                     10,921,122      10,921,122
                                                   ============    ============
INCOME (LOSS) PER COMMON SHARE
     BASIC AND DILUTED                             $       (.01)   $        .00
                                                   ============    ============

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                       STATEMENTS OF OPERATIONS-UNAUDITED
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                       2002            2001
                                                   ------------    ------------
REVENUE                                            $       --      $       --
COST OF GOODS SOLD                                         --              --
                                                   ------------    ------------
     GROSS PROFIT                                          --              --

OPERATING EXPENSES:
     General and administrative                           6,896           7,059
                                                   ------------    ------------
          Total operating expenses                        6,896           7,059
                                                   ------------    ------------
          Loss from operations                           (6,896)         (7,059)

OTHER INCOME (EXPENSE):
     Trading securities
     Transactions
       Realized losses                                     (281)        (22,231)
       Change in unrealized losses                      (88,565)       (151,080)
     Dividend income                                         27              23
                                                   ------------    ------------
          Total other income (expense)                  (88,819)       (173,288)
                                                   ------------    ------------

LOSS BEFORE INCOME TAXES                                (95,715)       (180,347)

PROVISION FOR INCOME TAXES                                 --              --
                                                   ------------    ------------
NET LOSS                                                (95,715)       (180,347)

PREFERRED DIVIDENDS EARNED                               41,576          41,575
                                                   ------------    ------------
NET LOSS APPLICABLE TO
     COMMON STOCKHOLDERS                           $   (137,291)   $   (221,922)
                                                   ============    ============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                     10,921,122      10,921,122
                                                   ============    ============
LOSS PER COMMON SHARE
     BASIC AND DILUTED                             $       (.01)   $       (.02)
                                                   ============    ============

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        CADEMA CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
          FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED SEPTEMBER 30,


                                                       2002             2001
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $    (22,469)   $    166,312
Adjustments to reconcile net income
  (loss) to net cash used in operating activities
  Realized gain on sale of joint venture
    Interest                                               --          (253,750)
  Realized loss on sale of trading
    Securities                                            1,906          18,088
  Unrealized (gain) loss in value
    of trading securities                                (1,275)         47,595
  Decrease in other current assets                        1,620           1,458
  Increase (decrease) in accrued liabilities             10,241         (12,000)
                                                   ------------    ------------
     Net cash used in operating activities               (9,977)        (32,297)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities             9,895          26,099
                                                   ------------    ------------
     Net cash provided by investing activities            9,895          26,099
                                                   ------------    ------------
Net decrease in cash and
  cash equivalents                                          (82)         (6,198)
Cash and cash equivalents -
  Beginning of Period                                       666           9,533
                                                   ------------    ------------
Cash and cash equivalents -
  End of Period                                    $        584    $      3,335
                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Preferred Stock Dividends Accrued                $    124,726    $    123,856
                                                   ============    ============

  Sale of joint venture interest:
    Receipt of trading securities                  $       --      $    297,500
    Satisfaction of note receivable                        --           (43,750)
                                                   ------------    ------------
    Realized gain recognized                       $       --      $    253,750
                                                   ============    ============

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               CADEMA CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
               NINE MONTHS IN THE PERIOD ENDED SEPTEMBER 30, 2002

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

     The Company now holds and currently expects to invest primarily in the stock of smaller, lesser known and often more speculative companies, which while entailing above-average risk, offer the potential of above-average reward. Approximately 96% of the Company's assets at September 30, 2002 is comprised of an investment in one trading security. This security is traded on the over the counter bulletin board and is highly volatile. At November 7, 2002, it had an increase in quoted market value of $192,500 from that reported on September 30, 2002.

     There are significant risk factors affecting the Company, including potential operating losses it may incur from operating ventures, the volatility of market values of its investment securities portfolio, and the possible need for additional capital. These and other factors may adversely affect the Company's future operations.

     The accompanying condensed financial statements have been prepared by the Company, without audit, and reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results of operations, financial position, and cash flows for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The principal business of Cadema Corporation (the Company) is the financing and operating of business enterprises with the potential to generate profits and cash flow. The Company continues in its principal business of seeking and financing business enterprises with the potential to generate profits and positive cash flow. The Company's previous entry into the pollution control business is part of this strategy. New opportunities were evaluated in 2002 but none were deemed appropriate to enter into. Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

     The Company intends to continue using its available funds to purchase, invest in and sell securities as outlined in a plan approved by stockholders in 1988.


     RESULTS OF OPERATIONS

     There were no revenues from operations in the first nine months of 2002 or 2001.

     Operating expenses for the first nine months of 2002 were $21,867, in line with 2001's first nine month's expenses of $21,936 and represented administrative expenses of the Company.

     Other income in the first nine months of 2002 totaled a loss of $602 as compared to other income in 2001 of $188,248. This contrast is due to a gain on the sale of the Company's Joint Venture interest and to greater appreciation in the company's Investment Portfolio in 2002 compared the same period of 2001. It should be noted that the Company's trading securities are based on quotations on the over the counter bulletin board and are point in time estimates. These values should not be used to predict future earnings or cash flows. Subsequent to September 30, 2002, our primary equity investment, comprising 96% of our total assets, had an increase in quoted market value of approximately $87,500.

     The net loss applicable to common stockholders for the first nine months of 2002, after an accrual for a Preferred Stock dividend, was a $147,195 or $.01 per share. For the same period of the prior year, a better performance by the Company's Investment Portfolio resulted in net income applicable to common shareholders of $42,456 or $.00 per share being recognized.

     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and working capital decreased by $22,469 to $249,105 in the first nine months of 2002 due to no revenue from the Company's operations. The Company believes it has sufficient working capital to meet its liquidity needs over the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

     The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 (c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b)  Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.


PART II

ITEMS 1 THRU 5:  Not Applicable

ITEM 6:          Exhibits and Reports on Form 8K

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



                                      CADEMA CORPORATION


Dated: November 8, 2002                By: /s/ Roger D. Bensen
                                          --------------------------------
                                          ROGER D. BENSEN
                                          Chairman of the Board, Chief Executive
                                          Officer and Acting CFO

                               CADEMA CORPORATION

                            CERTIFICATION PURSUANT TO
               RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Roger Bensen, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Cadema Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date")

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002                    /s/ Roger D. Benson
                                         --------------------------------------
                                         Roger D. Benson
                                         Chairman of the Board, Chief Executive
                                         Officer and Acting CFO